Form 10-Q
period 2025-06-30
Voyager Technologies, Inc./DE
filed 2025-08-05
CIK 1788060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number: 001-42694
VOYAGER TECHNOLOGIES, INC.
(Exact name of Registrant as specified in Charter)

Delaware	84-2754888
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Suite 1100 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 500-6985
(Registrant’s telephone number, including area code)
N/A
(Former, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	VOYG	New York Stock Exchange
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 53,211,074 shares of registrant’s Class A common stock and 5,758,566 shares of Class B common stock outstanding as of July 31, 2025.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report should be considered forward-looking, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, expected market opportunity, plans and objectives of management for future operations and growth and anticipated costs and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to:
•our ability to generate, sustain and manage its growth given its limited operating history in an evolving industry;
•factors out of our control that affect our success and revenue growth;
•our ability to generate a sustainable order rate for our products and services and develop new technologies to meet customer needs;
•our compliance with development contracts with third-parties and losses from fixed price contracts;
•our history of losses and ability to achieve profitability;
•risks related to Starlab;
•the unpredictable environment of space;
•our customer concentration and risks with contracting with the U.S. government;
•risk related to our international operations, currency fluctuations and political or economic instability in markets in which we operate;
•risks related to our compliance with new or existing data privacy, cybersecurity and other applicable regulations; and
•other important factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus on form 424(b) filed with the Securities and Exchange Commission (the “SEC”) on June 12, 2025 (the “Prospectus”), and in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II., Item 1A. “Risk Factors” in this Quarterly Report.
These risks could cause our actual results to differ materially from those implied by forward-looking statements in this Quarterly Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

You should read this Quarterly Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
As used in this Quarterly Report, unless the context otherwise requires, references to “we,” “us,” “our,” “our business,” the “Company,” “Voyager,” “Voyager Technologies,” and similar references refer to Voyager Technologies, Inc. and, where appropriate, Voyager Technologies, Inc. together with its consolidated subsidiaries.
Website Disclosure
Investors and others should note that Voyager announces material financial and operational information to its investors using press releases, SEC filings and public conference calls and webcasts, as well as its investor relations site at investors.voyagertechnologies.com. Voyager may also use its website as a distribution channel of material information about the company. In addition, you may automatically receive email alerts and other information about Voyager when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investors.voyagertechnologies.com.

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)
The accompanying notes are an integral part of these condensed consolidated financial statements

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$468,925	$55,930
Accounts receivable, net	12,674	15,360
Contract assets	21,609	17,304
Inventories	1,424	1,526
Prepaid expenses and other current assets	6,793	11,461
TOTAL CURRENT ASSETS	511,425	101,581
Property and equipment, net	67,559	49,439
Operating lease right-of-use assets	8,625	8,167
Intangible assets, net	36,993	34,684
Goodwill	50,510	46,515
Other assets	10,228	7,210
TOTAL ASSETS(1)	$685,340	$247,596

LIABILITIES, MEZZANINE EQUITY, AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,748	$22,787
Contract liabilities	10,171	21,365
Operating lease liabilities	3,386	3,000
SMI promissory note, current	—	665
Accrued expenses and other current liabilities	56,988	39,594
TOTAL CURRENT LIABILITIES	91,293	87,411
Term loan, net	—	56,991
Operating lease liabilities, non-current	6,108	6,205
Contract liabilities, non-current	2,948	2,762
Convertible notes, net	—	7,435
Embedded derivatives	—	2,723
Deferred tax liabilities	203	112
Other long-term liabilities	1,969	102
SMI promissory note	—	23,928
TOTAL LIABILITIES(1)	$102,521	$187,669
Mezzanine equity:
Class A-1 redeemable preferred stock: $0.0001 par value; 0 shares authorized, issued and outstanding at June 30, 2025; 7,500,000 shares authorized and 6,967,720 shares issued and outstanding at December 31, 2024; redeemable at the option of the holder with a liquidation preference of $105,581 at December 31, 2024	$—	$93,496
Redeemable noncontrolling interests	19,836	32,431
Equity:
Class A preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at June 30, 2025; 1 share authorized, issued, and outstanding at December 31, 2024; liquidation preference of $1	—	—
Class B convertible preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at June 30, 2025; 4,400,000 shares authorized and 3,285,995 shares issued and outstanding at December 31, 2024; liquidation preference of $146,454 at December 31, 2024	—	132,835
Class C preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at June 30, 2025; 4,600,000 shares authorized and 1,537,818 shares issued and outstanding at December 31, 2024	—	63,464
Common stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at June 30, 2025; 375,000,000 shares authorized and 13,297,289 shares issued and outstanding at December 31, 2024	—	1
Class A common stock: $0.0001 par value per share; 400,000,000 shares authorized; 53,274,637 shares issued and outstanding at June 30, 2025, 0 shares authorized, issued, and outstanding at December 31, 2024.	5	—
Class B common stock: $0.0001 par value per share; 50,000,000 shares authorized; 5,758,566 shares issued and outstanding at June 30, 2025, 0 shares issued and outstanding at December 31, 2024.	1	—
Additional paid-in capital	894,226	15,081
Accumulated other comprehensive (loss) income	(83)	28
Accumulated deficit	(339,433)	(281,113)
Total Voyager Technologies, Inc. equity (deficit)	554,716	(69,704)
Noncontrolling interests	8,267	3,704
TOTAL EQUITY (DEFICIT)	562,983	(66,000)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$685,340	$247,596

________________________
(1)Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “TOTAL ASSETS” that can only be used to settle obligations of the VIE as well as liabilities of the VIE reflected within “TOTAL LIABILITIES” for which creditors do not have recourse to the general credit of Voyager. Refer to Note 15, “Joint Venture”, for additional information.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$45,674	$36,653	$80,181	$66,869
Cost of sales	37,464	27,390	66,386	51,425
Selling, general, and administrative	30,241	13,295	56,527	28,885
Research and development	502	6,870	4,542	7,637
Amortization of acquired intangibles	1,604	1,745	3,152	3,489
Loss from operations	$(24,137)	$(12,647)	$(50,426)	$(24,567)
Other income (expense):
Loss on debt extinguishment	$(7,804)	$(10,713)	$(7,804)	$(10,713)
Finance and interest expense, net	(2,523)	(3,095)	(5,252)	(6,089)
Other income, net	1,480	282	2,617	492
Loss before income taxes	(32,984)	(26,173)	(60,865)	(40,877)
Income tax expense (benefit)	81	(122)	129	126
Net loss	(33,065)	(26,051)	(60,994)	(41,003)
Net loss attributable to noncontrolling interests	(1,683)	(2,729)	(2,674)	(2,858)
Net loss attributable to Voyager Technologies, Inc.	(31,382)	(23,322)	(58,320)	(38,145)
Less: dividends accrued on preferred stock	5,258	5,481	11,259	10,488
Net loss attributable to common shareholders	$(36,640)	$(28,803)	$(69,579)	$(48,633)

Net loss per common share:
Basic	$(1.23)	$(2.29)	$(3.16)	$(3.88)
Diluted	$(1.23)	$(2.73)	$(3.16)	$(4.32)
Weighted-average shares outstanding
Basic	29,695,203	12,574,261	22,017,362	12,536,053
Diluted	29,695,203	12,577,013	22,017,362	12,538,805

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(33,065)	$(26,051)	$(60,994)	$(41,003)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(89)	19	(111)	215
Total comprehensive loss	(33,154)	(26,032)	(61,105)	(40,788)
Comprehensive loss attributable to noncontrolling interests	(1,683)	(2,729)	(2,674)	(2,858)
Comprehensive loss attributable to Voyager Technologies, Inc.	$(31,471)	$(23,303)	$(58,431)	$(37,930)

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended June 30, 2025	Class A		Class B		Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2025	—	$—	—	$—	15,267	$1	7,139	$293,293	$61,822	$6	$(308,051)	$47,071	$2,762	$49,833	$124,944
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(31,382)	(31,382)	(1,553)	(32,935)	(130)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(89)	—	(89)	—	(89)	—
Stock-based compensation	—	—	—	—	—	—	—	—	11,547	—	—	11,547	—	11,547	—
Options Exercised	4	—	—	—	—	—	—	—	41	—	—	41	—	41	—
Unvested RSAs granted	763	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock, net	—	—	—	—	37	—	—	—	854	—	—	854	—	854	—
Issuance of Common stock for acquisition consideration	—	—	—	—	34	—	—	—	1,000	—	—	1,000	—	1,000	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	401,475	—	401,475	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B Common Stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	450	19,742	—	—	—	19,742	—	19,742	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	1,780	(29,364)	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(3,478)	—	—	(3,478)	—	(3,478)	3,478
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	630	—	—	630	—	630	(7,629)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	3,767	—	—	3,767	2,262	6,029	—
Balance at June 30, 2025	53,275	$5	5,759	$1	—	$—	—	$—	$894,226	$(83)	$(339,433)	$554,716	$8,267	$562,983	$19,836

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended June 30, 2024	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	12,425	$1	3,856	$151,164	$—	$7	$(233,864)	$(82,692)	$3	$(82,689)	$125,736
Net income (loss)	—	—	—	—	—	—	(23,322)	(23,322)	(2,845)	(26,167)	117
Foreign currency translation adjustments	—	—	—	—	—	19	—	19	—	19	—
Stock-based compensation	—	—	—	—	1,113	—	—	1,113	—	1,113	—
Options Exercised	—	—	—	—	6	—	—	6	—	6	—
Issuance of Class C preferred stock, net	—	—	284	12,447	—	—	—	12,447	—	12,447	—
Dividends accrued on Class B convertible preferred stock	—	—	—	2,114	(2,114)	—	—	—	—	—	—
Dividends accrued on Class A-1 redeemable preferred stock	—	—	—	—	(3,367)	—	—	(3,367)	—	(3,367)	3,367
Warrants issued for common stock	—	—	—	—	(904)	—	—	(904)	—	(904)	—
Warrant reclassification	—	—	—	—	(2,546)	—	—	(2,546)	—	(2,546)	—
Shares issued for services	255	—	—	—	5,000	—	—	5,000	6,316	11,316	—
Sale of noncontrolling interest	—	—	—	—	12,109	—	—	12,109	—	12,109	—
Balance at June 30, 2024	12,680	$1	4,140	$165,725	$9,297	$26	$(257,186)	$(82,137)	$3,474	$(78,663)	$129,220

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Class A and Class B Common Stock								Additional Paid-in Capital	Accum. Other Compr. Loss	Accum. Deficit	Total Voyager Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)	Total Mezzanine Equity
Six Months Ended June 30, 2025	Class A		Class B		Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	$196,299	$15,081	$28	$(281,113)	$(69,704)	$3,704	$(66,000)	$125,927
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(58,320)	(58,320)	(2,495)	(60,815)	(179)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(111)	—	(111)	—	(111)	—
Stock-based compensation	—	—	—	—	—	—	—	—	13,270	—	—	13,270	—	13,270	—
Options Exercised	4	—	—	—	1	—	—	—	155	—	—	155	—	155	—
Unvested RSAs granted	763	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock, net	—	—	—	—	1,648	—	—	—	43,971	—	—	43,971	—	43,971	—
Issuance of Common stock for acquisition consideration	—	—	—	—	34	—	—	—	1,000	—	—	1,000	—	1,000	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	401,475	—	401,475	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B Common Stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	2,765	114,589	—	—	—	114,589	—	114,589	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	3,927	(31,511)	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(7,331)	—	—	(7,331)	—	(7,331)	7,331
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—
Shares issued for services	—	—	—	—	138	—	—	—	3,000	—	—	3,000	—	3,000	—
Purchase of noncontrolling interest	—	—	—	—	220	—	—	—	5,417	—	—	5,417	—	5,417	(12,416)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	3,767	—	—	3,767	2,262	6,029	—
Balance at June 30, 2025	53,275	$5	5,759	$1	—	$—	—	$—	$894,226	$(83)	$(339,433)	$554,716	$8,267	$562,983	$19,836

					Additional Paid-in Capital	Accum. Other Compr. Loss	Accum. Deficit	Total Voyager Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)	Total Mezzanine Equity
Six Months Ended June 30, 2024	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	12,425	$1	3,286	$124,367	$—	$(189)	$(216,802)	$(92,623)	$3	$(92,620)	$122,905
Net income (loss)	—	—	—	—	—	—	(38,145)	(38,145)	(2,845)	(40,990)	(13)
Foreign currency translation adjustments	—	—	—	—	—	215	—	215	—	215	—
Stock-based compensation	—	—	—	—	1,843	—	—	1,843	—	1,843	—
Options Exercised	—	—	—	—	6	—	—	6	—	6	—
Issuance of Class C preferred stock, net	—	—	854	37,197	—	—	—	37,197	—	37,197	—
Dividends accrued on Class B convertible preferred stock	—	—	—	4,161	(4,161)	—	—	—	—	—	—
Dividends accrued on Class A-1 redeemable preferred stock	—	—	—	—	(6,328)	—	—	(6,328)	—	(6,328)	6,328
Warrants issued for common stock	—	—	—	—	1,135	—	—	1,135	—	1,135	—
Warrant reclassification	—	—	—	—	(2,546)	—	—	(2,546)	—	(2,546)	—
Shares issued for services	255	—	—	—	5,000	—	—	5,000	6,316	11,316	—
Sale of noncontrolling interest	—	—	—	—	12,109	—	—	12,109	—	12,109	—
Reclass of negative additional paid-in capital	—	—	—	—	2,239	—	(2,239)	—	—	—	—
Balance at June 30, 2024	12,680	$1	4,140	$165,725	$9,297	$26	$(257,186)	$(82,137)	$3,474	$(78,663)	$129,220

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net loss	$(60,994)	$(41,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,310	5,471
Stock-based compensation	13,270	1,843
Amortization of operating lease right-of-use assets	1,352	1,364
Loss on debt extinguishment	7,804	10,713
Amortization of debt issuance costs and other non-cash interest expense	2,300	2,896
Reduction in fair value of earnout	—	(5,956)
Deferred Taxes	89	(201)
Non-cash services acquired	10,619	9,500
Other	76	217
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,714	(3,837)
Prepaid expenses and other current assets	(2,666)	(282)
Contract assets	(2,521)	(1,030)
Inventory	102	543
Other assets	(936)	(2,989)
Accounts payable	3,060	(4,388)
Contract liabilities	(12,559)	4,883
Accrued expenses	3,812	4,625
Operating lease liabilities	(1,522)	(1,335)
Other liabilities	(213)	(89)
Net cash used in operating activities	$(30,903)	$(19,055)

Cash Flows from Investing Activities:
Purchases of property and equipment	$(57,865)	$(32,325)
Grant funding for property and equipment	38,250	14,250
Acquisitions, net of cash acquired	(6,572)	—
Net cash used in investing activities	$(26,187)	$(18,075)

Cash Flows from Financing Activities:
Proceeds from term loan, net	$—	$57,922
Repayment of term loan	(64,420)	(56,574)
Borrowings from the credit facility	64,500	—
Repayments on the credit facility	(64,500)	—
Proceeds from the exercise of stock options	155	—
Proceeds from the issuance of Common stock, net	45,886	—
Proceeds from the issuance of Class C preferred stock, net	116,047	37,197
Proceeds from the issuance of Class A common stock upon initial public offering, net of underwriting costs	409,405	—
Costs associated with initial public offering	(3,502)	—
Sale of noncontrolling interest	6,029	13,425
Purchase of noncontrolling interest	(7,001)	—
Redemptions of Class A-1 redeemable preferred stock	(3,044)	—
Cash repayment of Preferred B dividends	(27,584)	—
Costs associated with the credit facility	(2,146)	—
Proceeds from the convertible note	130	4,721
Other	—	(530)
Net cash provided by financing activities	$469,955	$56,161

Effect of foreign exchange on cash and cash equivalents	$130	$(13)
Net increase in cash and cash equivalents	412,995	19,018
Cash and cash equivalent at the beginning of the period	55,930	30,279
Cash and cash equivalents at the end of the period	$468,925	$49,297

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
1.   ORGANIZATION
Nature of Business
Voyager Technologies, Inc. (“Voyager” or the “Company”), incorporated in the state of Delaware on August 15, 2019, is a space technology company with over 35 years of spaceflight heritage combined amongst its operating entities. Voyager's business model leverages global public-private partnerships to deliver mission-critical capabilities and on-orbit services to civil and defense government agencies, academic and research institutions, and private sector players. Voyager has enabled thousands of payloads, systems, and hardware elements to enter space while also working to develop next generation space stations. Voyager’s products and capabilities under continuous development include Starlab, a privately owned, free-flying crewed space station; advanced spacecraft communications; and our controllable solid-state propulsion technology.
Initial Public Offering
On June 12, 2025, the Company completed its initial public offering ("IPO") of an aggregate of 14,200,645 shares of its Class A common stock, par value $0.0001 ("Class A common stock"), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. The Company received aggregate proceeds of $409.4 million, net of underwriting discounts. In connection with the IPO, the Company amended and restated its certificate of incorporation and reclassified all outstanding common stock into Class A common stock. The Company also converted all outstanding shares of Class A-1 Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, and its SMI Promissory Notes (as defined below) into an aggregate of 28,682,004 shares of Class A common stock and forfeited and cancelled all outstanding shares of Class A Preferred Stock pursuant to the terms of an exchange and forfeiture agreement. Finally, the Company exchanged an aggregate 5,713,566 shares of Class A common stock owned by Dylan Taylor, our Chairman and Chief Executive Officer, for an equivalent number of shares of our Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights.
2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited accompanying condensed consolidated financial statements include the accounts of Voyager and our consolidated subsidiaries and, have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933, as amended, on June 12, 2025 (the "Prospectus"). Interim results are not necessarily indicative of the results that may be expected for a full year.
Common Stock Split
On June 2, 2025, the Company effected a 1.5-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share-based compensation, throughout the unaudited interim condensed consolidated financial statements has been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from Additional paid-in capital to Class A common stock and Class B common stock.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. On an ongoing basis, management evaluates its estimates, including those related to the valuation of acquired intangibles, intangibles, long-lived assets, redeemable noncontrolling interests, realization of tax assets and estimates of tax liabilities, valuation of equity securities and financial instruments, estimated useful lives of long-lived assets, and reported amounts of revenues and expenses during the reporting period.
Estimates and assumptions are based on current facts, historical experience, and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenues and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations could be affected.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03 Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, the amendments require the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact on its disclosures of adopting this new pronouncement.
Income Taxes – Disclosure Improvements
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the ASU requires companies to disclose additional information about income taxes paid. The ASU will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, the standard is not expected to have an impact on the Company’s consolidated financial position, results of operations and/or cash flows.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
4.   ACQUISITIONS
Business Combination
Optical Physics Company
On May 2, 2025, the Company acquired 100% of the equity securities of Optical Physics Company (“OPC”) for approximately $9.5 million in cash, equity and contingent consideration. The Company paid cash of $6.7 million, equity of $1.0 million in common stock and contingent consideration of $1.8 million. OPC provides competencies in building high precision optics; opto-mechanical assemblies and associated electronics, computer interfacing, signal acquisition and signal processing. As of the acquisition date, OPC was consolidated into the Defense and National Security reporting segment. OPC is immaterial to the Defense and National Security reporting segment. The total fair value for the purchase was attributed to tangible assets of $2.1 million, intangible assets of $5.5 million and goodwill of $4.0 million, offset by liabilities assumed of $2.1 million. This acquisition was not considered material, individually or in the aggregate to our condensed consolidated financial statements. As a result, no pro forma information has been provided. None of the goodwill acquired is tax deductible.
LeoCloud Inc.
During the quarter, the Company also acquired LeoCloud Inc. for an immaterial amount of cash consideration. The acquisition resulted in an immaterial acquisition of receivables and cash for an immaterial amount of consideration. The acquisition of LeoCloud was an onboarding of personnel to further in-orbit data exchange.
5.   ACCOUNTS RECEIVABLE, NET

	June 30, 2025	December 31, 2024
Accounts receivable, billed	$12,782	$16,015
Allowance for expected credit losses	(108)	(655)
Accounts receivable, net	$12,674	$15,360
6.   PROPERTY AND EQUIPMENT, NET

	June 30, 2025	December 31, 2024
Equipment in orbit	$19,533	$19,533
Machinery and equipment	5,114	4,860
Leasehold improvements	2,224	2,276
Construction in progress	56,374	37,251
IT related equipment	3,038	2,441
Property and equipment, gross	86,283	66,361
Less: Accumulated depreciation	(18,724)	(16,922)
Property and equipment, net	$67,559	$49,439
Depreciation expense for property, plant and equipment was $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively. Depreciation expense for property, plant and equipment was $1.0 million and $2.0 million for the three and six months ended June 30, 2024, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
7. ACCRUED EXPENSES

	June 30, 2025	December 31, 2024
Accrued compensation	$9,991	$11,539
Accrued expenses	22,304	10,641
Accrued taxes	196	914
Accrued earnout	413	413
Other current liabilities	24,084	16,087
Total accrued expenses	$56,988	$39,594
8.   DEBT
Credit Facility
On May 30, 2025, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200 million. The Credit Facility is intended to be used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the closing date and includes an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150 million, for a total potential facility size of $350 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on the Company’s consolidated liquidity levels, as defined in the agreement. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. The obligations under the Credit Facility are secured by substantially all of the Company’s and its domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions.
As of June 30, 2025, we had no drawn amounts on the Credit Facility. During the quarter ended June 30, 2025, the Company used the Credit Facility to draw down $64.5 million and repay its outstanding Term Loan commitment. The withdrawn funds were repaid the same day to the Credit Facility.
Debt Extinguishment
On June 30, 2025, we used our Credit Facility to extinguish our Term Loan, as defined below, and repaid the principal balance, accrued interest, and an early termination premium for $64.4 million, which resulted in a loss on debt extinguishment of $5.7 million. The draw from the credit facility was subsequently repaid the same day, leaving no outstanding amounts drawn under the Credit Facility at June 30, 2025.
Term Loan
On June 28, 2024, we and our domestic subsidiaries, excluding Starlab, entered into a $58.0 million Loan and Security Agreement (“Credit Agreement”) with the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent, which provided for a $58.0 million term loan (the “Term Loan”). The Term Loan was set to mature on July 1, 2028. The Term Loan bore interest at a variable annual rate equal to the sum of (a) the greater of (i) the Wall Street Journal Prime Rate or (ii) 8.50%, and (b) 1.25% per annum. The Term Loan bore additional interest, which is equal to 2.50% of the total outstanding principal, computed daily based on the actual number of days elapsed and added to the outstanding principal balance.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s long-term debt associated with the Term Loan consisted of the following:

	June 30, 2025	December 31, 2024
Principal	$—	$65,972
Less: debt issuance cost & discounts, net of amortization	—	(8,981)
Net carrying amount	—	56,991
Less: current portion	—	—
Total long-term debt, net	$—	$56,991
2024 Convertible Notes
During the year ended December 31, 2024, Starlab Space LLC entered into convertible promissory note agreements (“2024 Convertible Notes”) for a total principal of approximately $10.1 million. In January 2025, Starlab Space LLC raised an additional $0.1 million. As of June 30, 2025, after the conversion of the 2024 Convertible Notes, there was no principal outstanding under the 2024 Convertible Notes.
The notes bore interest at a rate of 5.0% per annum, payable at maturity, which was on the third anniversary of the issue date if no triggering events occurred prior to that date. The Company had the option to prepay all or any of the principal and any accrued and unpaid interest at any time.
The 2024 Convertible Notes were convertible into equity units upon the following: (i) a qualified financing event, defined as a transaction or series of transactions pursuant to which Starlab Space LLC issues shares of any class or series of equity securities to one or more investors, including any of the lenders with the principal purpose of raising capital that raises gross proceeds of at least $10.0 million, excluding the amount represented by the conversion of any outstanding indebtedness in accordance with their respective terms; (ii) at the option of the lender upon a nonqualified financing event; (iii) a liquidity event, defined as a consolidation or merger with another corporation, entity, or person or other event through which the unit holders, immediately prior to such consolidation or merger, own less than 50% of the voting power of the surviving entity, immediately after such consolidation or merger, a sale or other disposition of substantially all Starlab Space LLC’s assets, or the closing of Starlab Space LLC’s first underwritten public offering; and (iv) the maturity date. Upon a conversion event described in (i) or (ii), the 2024 Convertible Notes would have converted into the same class and series of units as those sold as part of the financing event. Upon a conversion event described in (iii) or (iv), the 2024 Convertible Notes would have converted into Class A-1 Units of Starlab Space LLC. The number of Class A-1 Units issued would have been equal to (1) the outstanding principal balance of the note and all accrued and unpaid interest due, divided by (2) 85% of the price per unit paid by the investors to purchase the new securities in the subsequent financing.
The Company evaluated the features of the 2024 Convertible Notes and determined that items (i) and (ii) met the definition of embedded derivatives as they are not clearly and closely related to the debt host instrument and were bifurcated and measured at fair value. The fair value was measured using the scenario based method inside the “with and without” method and resulted in a value of approximately $3.1 million at inception which was recorded as a discount on the convertible notes. The key assumptions utilized in the valuation were the scenario timing, mandatory conversion discount, discount rate, and scenario probabilities.
On April 8, 2025, the Company contributed an additional $15.0 million into Starlab Space LLC through Voyager Ventures, LLC, a wholly owned subsidiary of the Company. This was deemed a "qualified financing event," as described under item (i) above and, pursuant to the terms of the promissory note agreement, the 2024 Convertible Notes converted into Starlab Space LLC equity held by passive equity members.
As of June 30, 2025, due to the conversion, there was no remaining balance outstanding under the 2024 Convertible Notes. The result of the Note Conversion liquidated the embedded and convertible note balance into equity, with a resulting loss on conversion of $2.1 million.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
SMI Promissory Notes
In May and June 2023, we acquired additional shares of Space Micro Inc ("SMI") from certain minority stockholders in exchange for Promissory Notes in aggregate amount of approximately $28.4 million. In October 2024, the Promissory Notes were modified for certain shareholders to be payable in our equity securities at the earlier of October 2, 2025 or the completion of our initial public offering, and for other shareholders at the earlier of October 2, 2026 or the completion of our initial public offering. The Promissory Notes bear interest at the Wall Street Journal Prime Rate, which is accrued in arrears. The Company had no outstanding balance as of June 30, 2025 and an outstanding balance of approximately $24.6 million as of December 31, 2024, respectively. In alignment with the terms of the SMI Promissory Notes, these notes were converted into Class A common stock upon the Company's successful initial public offering during June 2025. As a result of the conversion, the SMI Promissory Notes have been retired in full.
9.   REDEEMABLE NONCONTROLLING INTERESTS
The following tables present the changes in redeemable noncontrolling interest for the three and six months ended June 30, 2025 and June 30, 2024:

	Altius	XO	VTS	SMI	Total
Balance at March 31, 2025	$—	$19,966	$7,629	$—	$27,595
Net income (loss) attributable to redeemable noncontrolling interests	—	(130)	—	—	(130)
Redemptions of redeemable noncontrolling interests	—	—	(7,629)	—	(7,629)
Balance at June 30, 2025	$—	$19,836	$—	$—	$19,836

	Altius	XO	VTS	SMI	Total
Balance at March 31, 2024	$(892)	$21,858	$20,102	$1,560	$42,628
Net income (loss) attributable to redeemable noncontrolling interests	26	32	68	(9)	117
Balance at June 30, 2024	$(866)	$21,890	$20,170	$1,551	$42,745

	Altius	XO	VTS	SMI	Total
Balance at December 31, 2024	$—	$21,542	$10,889	$—	$32,431
Net income (loss) attributable to redeemable noncontrolling interests	—	(266)	87	—	(179)
Redemptions of redeemable noncontrolling interests	—	(1,440)	(10,976)	—	(12,416)
Balance at June 30, 2025	$—	$19,836	$—	$—	$19,836

	Altius	XO	VTS	SMI	Total
Balance at December 31, 2023	$(885)	$22,014	$20,046	$1,582	$42,757
Net income (loss) attributable to redeemable noncontrolling interests	19	(124)	124	(31)	(12)
Balance at June 30, 2024	$(866)	$21,890	$20,170	$1,551	$42,745
As a result of the redemption of redeemable noncontrolling interests at Valley Tech Systems, Inc. ("VTS") during the period ended March 31, 2025, the Company's ownership interest in VTS increased from 84.0% to 89.5%. The redemption was issued with Voyager equity in a swap of VTS common shares for Voyager common shares. On April 11, 2025, the Company purchased the remaining interest in VTS for $7.0 million in cash. As a result, the Company's ownership interest increased from 89.5% to 100%.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
10. STOCK-BASED COMPENSATION
2025 Incentive Award Plan
In 2025, the Company adopted the 2025 Incentive Award Plan ("2025 Plan"), under which the Company may grant cash and equity-based incentive awards which include, but are not limited to, Restricted Stock Awards ("RSAs") to employees, directors and consultants to the Company or its subsidiaries.
The aggregate number of shares of Class A common stock or Class B common stock, if determined by the plan administrator, available for issuance under the 2025 Plan is equal to the sum of 4.4 million shares plus any shares available for issuance under the Company's 2020 Incentive Plan ("2020 Plan") as of the effective date of the 2025 Plan, or 1.0 million shares. The amount of shares available for issuance is eligible to increase on the first day of each calendar year beginning January 1, 2026 and ending on and including January 1, 2035 by the lesser of (i) 5% of the shares of Class A common stock and Class B common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year and (ii) such lesser amount as determined by the Company’s Board of Directors. As of June 30, 2025, approximately 5.4 million shares were available for grant under the 2025 Plan.
The following table presents the Company's employee and non-employee RSA activity under the 2025 Plan (in thousands, except for shares and per share amounts):

	RSA Awards	Weighted-Average Grant Date Fair Value
Nonvested RSAs outstanding as of March 31, 2025	—	$—
Issued	807,750	31.00
Nonvested RSAs outstanding as of June 30, 2025	807,750	$31.00
The Company issued 807,750 RSAs associated with the Voyager IPO. The fair value of the RSAs granted was $31.00 per share based on the grant date associated with the Voyager IPO when all terms and conditions were approved and communicated to employees. The RSAs have service-only vesting conditions and vest after each of the third, fourth, and fifth years of service. All RSAs granted to employees are considered legally issued and outstanding for voting purposes. However, for accounting and dilution purposes, only vested awards are considered issued and outstanding.
Stock-based compensation expense related to restricted stock awards for the three and six months ended June 30, 2025 was $0.3 million.
2020 Incentive Plan
The Company maintains the 2020 Plan; however, following the effectiveness of the 2025 Plan, no further grants will be made under the 2020 Plan.
All Stock Options issued before February 2025 under the 2020 Equity Incentive Plan accelerated and vested upon completion of the IPO. Stock-based compensation expense for the 2020 Equity Incentive Plan options outstanding was $11.3 million and $13.0 million for the three and six months ended June 30, 2025, respectively. Stock-based compensation expense for the 2020 Equity Incentive Plan options outstanding was $0.9 million and $2.0 million for the three and six months ended June 30, 2024.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
11.   NET SALES
Disaggregation of Net Sales
The following tables present the disaggregation of net sales from contracts with our customers:

Three Months Ended June 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$32,685	$9,385	$—	$—	$42,070
Intl Government	—	40	—	—	40
Commercial	2,506	1,699	—	(641)	3,564
Total net sales	$35,191	$11,124	$—	$(641)	$45,674

Three Months Ended June 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$15,033	$16,553	$—	$—	$31,586
Intl Government	—	488	—	—	488
Commercial	3,996	3,059	—	(2,476)	4,579
Total net sales	$19,029	$20,100	$—	$(2,476)	$36,653

Six Months Ended June 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$51,544	$19,412	$—	$—	$70,956
Intl Government	—	136	—	—	136
Commercial	7,192	3,880	—	(1,983)	9,089
Total net sales	$58,736	$23,428	$—	$(1,983)	$80,181

Six Months Ended June 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$27,903	$30,357	$—	$—	$58,260
Intl Government	—	516	—	—	516
Commercial	5,827	6,270	—	(4,004)	8,093
Total net sales	$33,730	$37,143	$—	$(4,004)	$66,869

The approximate revenue based on geographic location of customers is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
US	$42,909	$34,139	$73,189	$63,012
Europe	2,683	1,940	6,630	3,119
Middle East	8	87	23	179
Other	74	487	339	559
Total net sales	$45,674	$36,653	$80,181	$66,869

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Contract Balances
Contract assets arise when revenue has been recognized for amounts which cannot or have not yet been billed under terms of the contract with the customer. Contract liabilities arise when consideration is received from a customer prior to being earned and are recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract. The following table presents the Company’s contract assets and liabilities:

	June 30, 2025	December 31, 2024
Contract assets (current and non-current)	$29,290	$24,128
Contract liabilities (current and non-current)	$13,120	$24,127
Contract assets increased primarily due to a difference in timing of billing on cost plus programs and revenue recognition. The change in contract liabilities was driven primarily by the timing difference of milestone billing and revenue recognition.
The amount of revenue recognized for the six months ended June 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $14.6 million. The amount of revenue recognized for the six months ended June 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $6.0 million.
The below table summarizes the favorable (unfavorable) impact of the net estimate at completion ("EAC") adjustments for the following periods:

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net EAC Adjustments	$(3,005)	$2,188	$(5,301)	$(1,944)
Net sales	(2,824)	475	(4,794)	(530)
Basic net loss per share	(0.20)	0.21	(0.46)	(0.20)
Diluted net loss per share	(0.20)	0.21	(0.46)	(0.20)
During the three and six months ended June 30, 2025, the Company experienced EAC growth on a significant program that led to increases of approximately $1.6 million and $3.1 million, respectively, during the periods primarily related to cost growth associated with new program requirements.
Performance Obligations
As of June 30, 2025, the Company had approximately $90.3 million of remaining performance obligations associated with contracts with an original duration of one year or greater. The Company will recognizes net sales as such obligations are satisfied. The Company expects to recognize net sales relating to existing performance obligations of approximately $69.9 million, $16.5 million, and $3.9 million for the remaining fiscal year 2025, fiscal year 2026, and thereafter, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
12.   SEGMENT REPORTING
The Company’s business is organized into market sectors based on its products and services and has three reportable segments: (i) Defense and National Security; (ii) Space Solutions; and (iii) Starlab Space Stations. The Company organizes its reportable segments based on the nature of the products and services offered.
Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. The reconciling item “corporate expense” includes the portion of corporate costs not considered allocable to the segments, such as legal, management and administration, and other corporate unallocable costs.
The Company’s CODM is our CEO and Chairman. The CODM uses net sales and adjusted EBITDA to assess segment performance and make decisions regarding the allocation of capital and other investments. Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization) adjusted for certain items affecting comparability as specified in the calculation. During the second quarter of 2025, the Adjusted EBITDA metric used within the business by the CODM was modified to remove non-cash services as an add back. In alignment with ASC 280-10-50-36, the Company has recast its prior period Adjusted EBITDA measures to align with the new composition of the metric and the current financial benchmark used to monitor operations of the segments. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level.
Adjusted EBITDA is used to monitor budget versus actual results. The CODM also uses Adjusted EBITDA in analysis of the operational performance of each reporting segment. The CODM considers budget-to-actual variances on a quarterly basis for both profit measures when making decisions about allocating capital and personnel to the segments. The monitoring of budgeted versus actual results is used in assessing performance of the segments and in establishing management’s compensation. The CODM does not review segment expense items pursuant to ASC 280-10-50-26A. Therefore, the Company does not disclose these expense items by segment. The CODM does not use assets by segment to evaluate performance or allocate resources. Therefore, the Company does not disclose assets by segment.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales:
Defense and National Security	$35,191	$19,029	$58,736	$33,730
Space Solutions	11,124	20,100	23,428	37,143
Starlab Space Stations	—	—	—	—
Total net sales, reportable segments	46,315	39,129	82,164	70,873
Intersegment eliminations	(641)	(2,476)	(1,983)	(4,004)
Total Net Sales	$45,674	$36,653	$80,181	$66,869

Other Segment Expenses(1)
Defense and National Security	$33,345	$18,012	$56,778	$32,974
Space Solutions	12,472	19,031	25,954	37,197
Starlab Space Stations	1,969	8,052	4,783	10,532
Total other segment expenses, reportable segments	47,786	45,095	87,515	80,703
Intersegment eliminations	(641)	(2,476)	(1,983)	(4,004)
Corporate and other expenses	7,595	1,727	25,071	5,019
Total other segment expenses	$54,740	$44,346	$110,603	$81,718

Adjusted EBITDA:
Defense and National Security	$1,846	$1,017	$1,958	$756
Space Solutions	(1,348)	1,069	(2,526)	(54)
Starlab Space Stations	(1,969)	(8,052)	(4,783)	(10,532)
Total Adjusted EBITDA, reportable segments	(1,471)	(5,966)	(5,351)	(9,830)
Intersegment eliminations	—	(1)	—	(24)
Corporate and other expenses	(7,595)	(1,727)	(25,071)	(5,019)
Depreciation & amortization	(2,708)	(2,758)	(5,310)	(5,471)
Stock-based compensation	(11,547)	(1,113)	(13,270)	(1,843)
Impairment	—	—	—	—
Finance and interest expense, net	(2,523)	(3,095)	(5,252)	(6,089)
Net loss attributable to noncontrolling interests	(1,683)	(2,729)	(2,674)	(2,858)
Other	(5,457)	(8,784)	(3,937)	(9,743)
Loss before taxes	$(32,984)	$(26,173)	$(60,865)	$(40,877)
__________________
(1)Other Segment Expenses consist of cost of sales, research and development, selling, general, and administrative and other income or expense items which are not deducted when calculating Adjusted EBITDA.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s capital expenditures are as follows:

Three Months Ended June 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$346	$316	$30,214	$18	$30,894
Total	$346	$316	$30,214	$18	$30,894

Three Months Ended June 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$309	$549	$15,417	$—	$16,275
Total	$309	$549	$15,417	$—	$16,275

Six Months Ended June 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$984	$720	$56,108	$53	$57,865
Total	$984	$720	$56,108	$53	$57,865

Six Months Ended June 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$809	$909	$30,607	$—	$32,325
Total	$809	$909	$30,607	$—	$32,325
Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2025 and December 31, 2024, respectively.
13.   INCOME TAXES
The effective tax rate was (0.2)% and 0.5% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was (0.2)% and (0.3)% for the six months ended June 30, 2025 and 2024. The effective tax rates for all periods presented differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in the valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.
The Company assesses the deferred tax assets for recoverability on a quarterly basis. Based upon all available positive and negative evidence, the Company maintains a valuation allowance to reduce the net U.S. deferred tax asset to the amount that is more-likely-than-not realizable.
The Company computes an estimated annual effective tax rate (“AETR”) each quarter based on the current and forecasted continuing operating results. The income tax expense or benefit associated with the interim period is computed using the most recent estimated AETR applied to the year-to-date ordinary income or loss, plus the tax effect of any significant or infrequently occurring items recorded during the interim period. The computation of the estimated AETR at each interim period requires certain estimates and significant judgments including, but not limited to, the expected operating income (loss) for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent differences and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur and additional information becomes known or as the tax environment changes.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
14. NET LOSS PER COMMON SHARE
The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net loss attributable to Voyager Technologies, Inc.	$(31,382)	$(23,322)	$(58,320)	$(38,145)
Accrued value of preferred stock dividends(1)	5,258	5,481	11,259	10,488
Net loss attributable to common stockholders	(36,640)	(28,803)	(69,579)	(48,633)
Accretion and fair value adjustment on ZIN earnout	—	(5,534)	—	(5,534)
Net loss attributed to common shareholders, diluted	$(36,640)	$(34,337)	$(69,579)	$(54,167)
Denominator:
Weighted-Average common shares outstanding, basic	29,695	12,574	22,017	12,536
Shares issuable assuming ZIN earnout	—	3	—	3
Weighted-Average common shares outstanding, diluted	29,695	12,577	22,017	12,539
Net loss per share:
Basic	$(1.23)	$(2.29)	$(3.16)	$(3.88)
Diluted	$(1.23)	$(2.73)	$(3.16)	$(4.32)
__________________
(1)During the three months ended June 30, 2025 and June 30, 2024, the Class A-1 Preferred Stock accrued dividends of approximately $3.5 and $3.4 million, respectively, equal to $0.50 and $0.32 per share, respectively. During the three months ended June 30, 2025 and June 30, 2024, the Class B Convertible Preferred Stock accrued dividends of approximately $1.8 and $2.1 million, respectively, equal to $0.54 and $0.43 per share, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Class A-1 Preferred Stock accrued dividends of approximately $7.3 and $6.3 million, respectively, equal to $1.05 and $0.61 per share, respectively. During the six months ended June 30, 2025 and June 30, 2024, the Class B Convertible Preferred Stock accrued dividends of approximately $3.9 and $4.2 million, respectively, equal to $1.20 and $0.84 per share, respectively.

The Company’s potentially dilutive securities, which include preferred stock and outstanding awards under the equity plans, have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	June 30, 2025	June 30, 2024
Stock options	4,458,501	3,216,233
Warrants	1,104,489	974,156
SMI Note	—	1,425,661
Preferred stock (as converted to common shares)	—	21,744,173
Total common stock equivalents	5,562,990	27,360,223

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
15. JOINT VENTURE
The Company is a partial owner of a joint venture company, Starlab Space LLC ("Starlab JV"), which began operating on April 12, 2024 when the Space Act Agreement ("SAA") was novated with National Aeronautical and Space Administration ("NASA"). Through the SAA, the Company will receive financial assistance through Government grants for certain eligible expenses to design, build and maintain a commercial space station.
As described within Note 8, “Debt”, on April 8, 2025, the Company contributed an additional $15.0 million into Starlab JV through Voyager Ventures, LLC, a wholly owned subsidiary of the Company. As a result of this qualified financing event, in April 2025, the 2024 Convertible Notes converted into Starlab JV equity held by passive equity members. In June, Voyager Ventures LLC, contributed another $35.0 million into the Starlab JV. As of June 30, 2025, the Company's ownership stake is 67.6% and the Company's active partners, Airbus, Mitsubishi, MDA and Palantir have ownership stakes of 28.3%, 0.7%, 0.7% and 0.9%, respectively.
Consolidated Variable Interest Entity
The Company evaluated its interests in Starlab JV and determined that it has a variable interest as of June 30, 2025. Due to the Company’s obligation to absorb losses and the right to receive benefits from the Variable Interest Entity ("VIE") along with the ability to direct the activities that most significantly impact Starlab JV’s economic performance (including control over three of the five seats on the Board of Directors at Starlab JV), the Company was determined to be the primary beneficiary and is therefore consolidating the Starlab JV.
The Company’s consolidated financial statements reflect the performance of the Starlab JV VIE with the Company being the primary beneficiary of the VIE and having incremental power over the Starlab JV. The Company meets the power and economic criteria for consolidation of the VIE. The Starlab JV is considered a business and therefore no gain or loss was recognized by the Company upon the initial consolidation of the VIE.
The following table presents the assets and liabilities of the Starlab JV included in the Company’s unaudited balance sheet, separated by major asset and liability class. These assets can only be used to settle obligations of Starlab JV, and the Company does not have recourse to the liabilities. Creditors of Starlab JV do not have recourse to the Company.

ASSETS	June 30, 2025	December 31, 2024
Cash and cash equivalents	$52,531	$17,808
Prepaid expenses and other current assets	1,293	2,716
Property and equipment, net	54,527	36,188
Operating lease right-of-use assets	103	140
Other assets	13	14
TOTAL ASSETS	$108,467	$56,866
LIABILITIES
Accounts payable	$12,778	$18,781
Operating lease liabilities	84	84
Accrued expenses and other current liabilities	11,533	5,414
Operating lease liabilities, non-current	19	56
Convertible notes, net	—	7,435
Embedded derivatives	—	2,723
TOTAL LIABILITIES	$24,414	$34,493

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
16. COMMITMENTS AND CONTINGENCIES
Non-Cancelable Service Contract Commitments
The Company has a commitment for launch services for the Starlab program. As of June 30, 2025 and December 31, 2024, the Company has a commitment for one launch at a future estimated launch date for $90.0 million. The terms of the arrangement also allow the Company to terminate the agreement for convenience for 25% of the contract value less what has been paid inception to date. If the Company were to cancel the launch services, it would owe $13.5 million to the launch provider.
Non-Cancelable Subscription-Based Services
The Company has a commitment for subscription-based services to assist in payload and launch analyses for the Starlab program and throughout the business units for various contracts. As of June 30, 2025, and December 31, 2024, the Company has a commitment for four annual installments through 2028, totaling $2.0 million.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
17. RELATED PARTIES
The Company had the following balances outstanding from transactions with related parties:

	As of
	June 30, 2025	December 31, 2024
Accounts receivable, net- related parties	$—	$—
Accounts payable- related parties	$—	$17
The Company recorded the following amounts from transactions with related parties:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales- related parties	$—	$—	$—	$—
Expenses- related parties	$159	$151	$322	$291

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
18. SUPPLEMENTAL CASH FLOW
Selected cash payments and non-cash activities are as follows:

	Six Months Ended
(dollars in thousands, except per share data)	June 30, 2025	June 30, 2024
Supplemental cash flow information:
Cash paid for interest	$2,905	$3,433
Cash received for income taxes	$817	$623
Supplemental non-cash investing and financing activities:
Warrants issued for common stock	$3,807	$1,135
Operating lease liabilities arising in exchange for obtaining right-of-use assets	1,446	690
Non-cash services and prepaid expenses contracted in exchange for common stock	3,000	—
Non-cash services and prepaid expenses contracted in exchange for Starlab equity	—	9,794
Issuance of common stock in consideration for business acquisition	1,000	—
Issuance of common stock for purchase of noncontrolling interest	4,787	—
Conversion of debt to common stock upon initial public offering	25,336	—
Conversion of 2024 Convertible Notes to common stock	8,002	—
Non-cash additions of property, plant and equipment	$530	$2,592
19.   SUBSEQUENT EVENTS
The Company has evaluated subsequent events through August 5, 2025, the date the condensed consolidated financial statements were issued. No material subsequent events within the Company were noted. The Company has noted the passage of new tax legislation after the second quarter of 2025.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB") was signed into law. The change in the tax law will be partially effective in the current 2025 fiscal year, with additional provisions going into effect in future years. The primary impacts to the Company include the ability to expense U.S. research and development expenditures paid or incurred due to the permanent suspension of the current Section 174 requirement to capitalize and amortize, the ability to expense 100% of the cost of qualified property through Section 168 bonus depreciation, and expanded allowance for deducting business interest expense. Due to the valuation allowance recorded by the Company, these changes are not expected to have a material impact to the value of deferred tax assets and liabilities and the Company's future taxable income and effective tax rate.
Additionally, we currently anticipate that the enacted changes to expensing research and development costs, elective 100% bonus depreciation, and reduced business interest expense limitation will have a favorable effect on our financial condition. The Company is analyzing the OBBB with its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations should be read together with the unaudited interim condensed consolidated financial statements and related notes that are included within Item 1 of this Quarterly Report, as well as the audited financial statements and the related notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Prospectus. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report.
Overview
We are an innovation-driven defense technology and space solutions company committed to advancing and delivering an array of transformative, mission-critical solutions that include defense systems, communications and surveillance systems, advanced space technology, infrastructure and mission services. We address complex challenges to fortify national security, protect critical assets and unlock new frontiers for human progress. Our founding was rooted in our goal of building a company that would address challenges at the forefront of the defense, national security and space industries. Since 2019, we have accomplished significant achievements, including the successful deployment of first-of-its-kind missile defense maneuvering capabilities, the development of groundbreaking space technology and the selection by NASA to develop a replacement for the ISS.
We have grown both organically and through acquisitions, including Nanoracks, Valley Tech Systems, Space Micro and Zin Technologies. We serve as a “prime” contractor and “subcontractor” to various government and private enterprise customers through our defense, national security and space product offerings. Since 2019, we have executed and successfully vertically and horizontally integrated eight acquisitions, and have grown our revenue to $45.7 million and $80.2 million for the three and six months ended June 30, 2025, respectively. In addition, we received cash proceeds of $22.5 million and $42.5 million during the three and six months ended June 30, 2025, respectively, (with $47.8 million of eligible proceeds remaining as of June 30, 2025) from our $217.5 million development grant with NASA to design Starlab, the commercial space station replacement for the ISS which is set to be decommissioned in 2030. We intend to operate Starlab through the Starlab JV, a Voyager-led and majority-owned global joint venture, with international equity partners that include Airbus, Mitsubishi, MDA Space and Palantir. Our growth and increased size and scale are the result of investment and focus on our key technology offerings, as well as our ability to attract, cultivate and integrate accretive acquisitions.
Unless otherwise indicated, our significant accounting policies and estimates, material cash requirements, commitments, contingencies and business risks and uncertainties as described in our Management's Discussion and Analysis ("MD&A") are substantially unchanged from what is disclosed in our Prospectus.
Key Factors Affecting Our Performance
Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below.

Government Expenditures and Private Enterprise Investment
Government expenditure and private enterprise investment have fueled the growth in our target markets and we expect the continued availability of government expenditures and private investment for our customers to help fund purchases of our products and services. However, changes in the volume and relative mix of government expenditures and private investment, as well as in areas of spending growth, may impact our results of operations. In particular, our results can be affected by shifts in strategies and priorities on defense-related programs, commercial space exploration and space infrastructure. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts and other efforts to reduce government expenditures and private enterprise investment, as well as shifts in overall priorities, could cause our government and private enterprise customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address budgetary constraints and caps on the discretionary budget for defense and non-defense departments and agencies. In addition, there is uncertainty around the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to continue to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could delay procurement of the federal government services that we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government due to any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations.
Backlog
Our total backlog is comprised of funded and unfunded backlog. Our funded backlog represents the portion of definitized contracts with customers that contain remaining performance obligations. Unfunded backlog includes unexercised contract options and potential bookings under indefinite delivery/indefinite quantity ("IDIQ") contracts. In order to effectively manage our resources and develop our financial budgets, we continuously monitor our backlog.
Our backlog may also include, as of any date of estimation, change orders that have been confirmed for any project, either in writing or verbally, or formally contracted. Change orders may increase or decrease the amount we ultimately bill for a particular project, causing us to realize more or less revenue from a project than was reflected in our backlog as of the date of estimation. Additionally, prior to categorizing a project as part of our backlog, we maintain a running list of projects that are in an advanced stage of active bidding and discussion, including potential change orders for current projects, but for which the customer has not yet confirmed the commercial terms, the value of the contract and/or the scope of our work. These projects are tracked for project planning and budgeting of the business. Once the terms of these projects are further progressed in line with our backlog criteria, they are recorded in our funded backlog.
Backlog in all of our segments includes both single and multi-year awards. Fluctuations in backlog are driven primarily by the timing of large program wins. Total backlog as of June 30, 2025 was $170.9 million, of which $90.3 million was funded. We expect to convert approximately 77.4% of the total $90.3 million of funded backlog as of June 30, 2025 into revenue in the remaining periods of 2025.

In addition, our backlog is subject to meaningful customer concentration risk. As of June 30, 2025, approximately 65.5% of the total dollar value of our funded backlog related to three customers. The top ten customers in our backlog represent approximately 88.4% of the total dollar value of our funded backlog. For purposes of evaluating our backlog, we consider all U.S. government entities to be one customer. Additionally, backlog that is originally funded through U.S. government efforts is considered to be U.S. government backlog even if the program is directly contracted through an intermediary.
In general, our customers have the right to cancel their contracts under termination for convenience clauses. If a customer cancels a contract before full performance of such contract, we may not receive the full revenue from such booking. Instead, we would recognize revenue under the contract on a cost basis with reasonable margin to the extent of the progress performed under such contract. In addition, our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Some contracts comprising the backlog are for programs scheduled many years in the future and the economic viability of contractual counterparties is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of recognition of revenues, if any, on projects included in the backlog could change. We review these projects regularly and increase or decrease backlog accordingly. The failure to realize some portion of our backlog could adversely affect our financial performance.
Project Revenue Mix and Impact on Margins
We may experience future variability in the profitability of our contracts and such variability may occur at levels and frequencies different from historical experience. Such variability in profitability may be due to strategic decisions, cost overruns, or other circumstances within or outside of our control. Accordingly, our historical experience with profitability of our contracts is not indicative or predictive of future experience.
Our financial success is based on our ability to deliver high quality products on a timely basis and at a cost-effective price for our customers. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs involves assumptions and estimates about these conditions and events. These projections and estimates assess:
•the productivity and availability of labor;
•the allocation of indirect costs to labor and material costs incurred;
•the complexity of the work to be performed;
•the cost and availability of materials and components; and
•schedule requirements.
If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could materially affect earnings and margins.
In particular, profitability can fluctuate depending on the type of contract award. Contracts with certain customers reflect firm fixed pricing structures. As a result, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, learning curve and non-recurring engineering costs related to our contracts with customers. If our fixed-price development efforts create a larger portion of our revenue output, we may have a higher risk profile, which may result in reduced margins.

From time to time, we may strategically enter into contracts with low or negative margins relative to other contracts or that are at risk of cost overruns. This may occur due to strategic decisions built around positioning ourselves for future contracts or to enhance our product and service offerings. However, in some instances, loss contracts may occur from unforeseen cost overruns that are not recoverable from the customer. We establish loss reserves on contracts in which the cost estimate-at-completion (“EAC”) exceeds the estimated revenue. The loss reserves are recorded in the period in which a loss is determined. Our reference to adjustments to EAC in the context of describing our results of operations includes net changes during the period in our aggregate program contract values, EAC and other program estimates, and includes the impact of cost overruns and recognition of loss reserves.
Additionally, the timing of our cash flows is impacted by the timing of achievement of billable milestones on contracts. Historically, this has resulted and could continue to result in fluctuations in working capital levels and quarterly free cash flow. As a result of such quarterly fluctuations in free cash flow, we believe that quarter-to-quarter comparisons of our results of operations may not necessarily be meaningful and should not be relied upon as indicators of future performance.
Ability to Improve Profit Margins and Scale our Business
We intend to continue to invest in initiatives to improve our operating leverage and significantly ramp up production. We believe continued reductions in costs and increases in production volumes will cause the cost of production to decline and improve our profit margins. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, but not limited to, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs and unexpected supply-chain quality issues or interruptions.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Voyager Technologies, Inc. and our consolidated subsidiaries and have been prepared in conformity with GAAP. All intercompany amounts have been eliminated in consolidation.
Components of Results of Operations
Net Sales
Net sales in the consolidated statements of operations consists entirely of revenue from contracts with customers, net of sales discounts. Our sales are derived from a combination of cost-plus contracts, fixed price contracts, and time and materials contracts for both U.S. government and commercial and international deliverables. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon satisfying the performance obligations identified in the contract, which is achieved as services are rendered, upon completion of a service, or through the transfer of control of the promised good or service to the customer either at a point-in-time or over time. Our contracts can range from short-term periods of less than 12 months to multi-year obligations.
We generate net sales in our Defense and National Security segment, which represented approximately 76.0% and 71.5% of our total net sales for the three and six months ended June 30, 2025, respectively, and 48.6% and 47.6% for the three and six months ended June 30, 2024, respectively, by providing leading technology capabilities that support marquee programs with expertise in defense systems, signals intelligence, communication technologies, guidance, navigation systems and control systems.
We generate net sales in our Space Solutions segment, which represented approximately 24.0% and 28.5% of our total net sales for the three and six months ended June 30, 2025, respectively, and 51.4% and 52.4% for the three and six months ended June 30, 2024, respectively, by providing technology solutions, operating at the forefront of space technology and specializing in mission enabling, reliable hardware, software and engineering services for space missions. Our portfolio offering includes advanced space technology systems, space infrastructure and space science.

The following tables set forth our net sales by contract type for the periods indicated:

	Three Months Ended		Six Months Ended
Net sales by contract type (dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cost-plus fee and time and materials	$27,709	$21,092	$48,144	$39,746
Firm fixed price	17,965	15,561	32,037	27,123
Total net sales	$45,674	$36,653	$80,181	$66,869
The following tables set forth our net sales by customer for the periods indicated:

	Three Months Ended		Six Months Ended
Net sales by customer (dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
U.S. Government	$42,070	$31,586	$70,956	$58,260
Commercial and international	3,604	5,067	9,225	8,609
Total net sales	$45,674	$36,653	$80,181	$66,869
Starlab Space Stations does not and is not expected to generate revenue from customers in the near term. While Starlab does not currently generate revenue today, and is not expected to generate revenue in the near term, we have received significant funding from NASA under our SAA. The Starlab program is partially funded through government grants. These grants are not considered revenue. We expect to continue to receive funding from NASA in the near term and before we begin to generate revenue (See “—Research and Development Costs—Government Grants” for additional details).
Cost of Sales
Cost of sales represent the costs required to fulfill performance obligations on a direct or indirect basis. Our cost of sales are primarily driven by labor, materials, subcontractors necessary to fulfill our contractual obligations along with program application indirect costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will increase in absolute dollars in future periods but decline as a percentage of total revenue over time. In addition, as a public company, we anticipate that we may incur significant additional annual expenses including, among other things, additional directors’ and officers’ liability insurance, costs to administer a public company stock compensation plan, director fees, costs to comply with reporting requirements of the SEC, transfer agent fees, costs for additional accounting, legal and administrative personnel, increased auditing, tax and legal fees, stock exchange listing fees, additional stock-based compensation expense and similar expenses.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, and facility costs. For the three and six months ended June 30, 2025, gross research and development costs were $2.8 million and $8.8 million, respectively. For the three and six months ended June 30, 2024, gross research and development costs were $7.3 million and $8.5 million, respectively.
Government Grants
We recognize government assistance when there is reasonable assurance that we will comply with the conditions of the assistance and that the assistance will be received.
NASA established the LEO Development program, or the SAA to help facilitate two objectives:
•Develop a robust commercial space economy in LEO, including supporting the development of commercially owned and operated LEO destinations from which various customers, including private entities, public institutions, NASA and foreign governments, can purchase services; and
•Stimulate the growth of commercial activities in LEO.
On December 1, 2021, Nanoracks LLC, a subsidiary of Voyager, entered into an agreement under the SAA with NASA (the “Nanoracks Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Nanoracks Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. Once a milestone is earned, we are under no further obligation to continue work on Starlab. Milestone payments are expected to be earned through December 2025. As of June 30, 2025, we have cumulatively earned $169.7 million in milestones under the program, with $127.2 million in milestones earned as of December 31, 2024. All milestones earned as of June 30, 2025 and December 31, 2024 were received in cash.
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the government grant assistance is related to costs incurred, the assistance is deducted from the related expense. The following table sets forth the government grant assistance offset against research and development and construction in progress, respectively, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Government grant assistance offset against research and development	$2,250	$400	$4,250	$900
Government grant assistance offset against construction in progress	$20,250	$3,600	$38,250	$14,250
For the six months ended June 30, 2024, the assistance offset against construction in progress assets included grant funding for capital expenditures not yet incurred of $6.0 million in accrued expenses and other current liabilities on the consolidated balance sheets.
Amortization of Acquired Intangible Assets
Amortization of acquired intangibles includes amortization of intangibles acquired in acquisitions.
Finance and Interest Expense
Finance and interest expense consists primarily of finance gains and charges on debt extinguishments and issuances, along with interest expense incurred on debt.

Other Income, Net
Other income, net consists primarily of interest income on our cash and cash equivalents along with gain (loss) on foreign exchanges, which relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar.
Income Tax (Benefit) Expense
Income tax (benefit) expense includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities, along with net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. We recognize any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Net sales	$45,674	$36,653	$9,021	24.6%	$80,181	$66,869	$13,312	19.9%
Cost of sales	37,464	27,390	10,074	36.8%	66,386	51,425	14,961	29.1%
Selling, general, and administrative	30,241	13,295	16,946	127.5%	56,527	28,885	27,642	95.7%
Research and development	502	6,870	(6,368)	(92.7)%	4,542	7,637	(3,095)	(40.5)%
Amortization of acquired intangibles	1,604	1,745	(141)	(8.1)%	3,152	3,489	(337)	(9.7)%
Loss from operations	$(24,137)	$(12,647)	$(11,490)	90.9%	$(50,426)	$(24,567)	$(25,859)	105.3%
Other income (expense):
Loss on debt extinguishment	$(7,804)	$(10,713)	$2,909	(27.2)%	$(7,804)	$(10,713)	$2,909	(27.2)%
Finance and interest expense, net	(2,523)	(3,095)	572	(18.5)%	(5,252)	(6,089)	837	(13.7)%
Other income, net	1,480	282	1,198	*	2,617	492	2,125	*
Loss before income taxes	(32,984)	(26,173)	(6,811)	26.0%	(60,865)	(40,877)	(19,988)	48.9%
Income tax expense (benefit)	81	(122)	203	(166.4)%	129	126	3	2.4%
Net loss	(33,065)	(26,051)	(7,014)	26.9%	(60,994)	(41,003)	(19,991)	48.8%
Net loss attributable to noncontrolling interests	(1,683)	(2,729)	1,046	(38.3)%	(2,674)	(2,858)	184	(6.4)%
Net loss attributable to Voyager Technologies, Inc.	$(31,382)	$(23,322)	$(8,060)	34.6%	$(58,320)	$(38,145)	$(20,175)	52.9%
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%

Net sales

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Net sales	$45,674	$36,653	$9,021	24.6%	$80,181	$66,869	$13,312	19.9%
For the three months ended June 30, 2025, the increase in net sales was primarily due to an increase in sales in the Defense and National Security segment, which experienced growth of $17.7 million in external sales driven by significant programs won during 2024, offset by a decrease of $8.7 million in net sales in the Space Solutions segment, driven by lower volumes in U.S. Government sales. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”
For the six months ended June 30, 2025, the increase in net sales was primarily due to an increase in sales in the Defense and National Security segment, which experienced growth of $26.6 million in external sales driven by significant increases in U.S. Government revenue volume, offset by a decrease of $13.3 million in net sales in the Space Solutions segment, driven primarily by lower volumes in U.S. Government sales. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”
Cost of sales

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Cost of sales	$37,464	$27,390	$10,074	36.8%	$66,386	$51,425	$14,961	29.1%
For the three months ended June 30, 2025, the increase in costs of sales was primarily due to an increase in sales volumes and program input costs in the Defense and National Security segment, driving a $14.1 million cost increase in the quarter ended June 30, 2025. The increase was primarily offset by lower volumes and program input costs in the Space Solutions segment, which drove a decrease in costs of sales year over year of $4 million.
For the six months ended June 30, 2025, the increase in costs of sales was primarily due to an increase in sales volumes and program input costs in the Defense and National Security segment, driving a $22 million cost increase in the quarter ended June 30, 2025. The increase was primarily offset by lower volumes and program input costs in the Space Solutions segment, which drove a decrease in costs of sales year over year of $5.2 million.
Selling, general, and administrative

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Selling, general, and administrative	$30,241	$13,295	$16,946	127.5%	$56,527	$28,885	$27,642	95.7%
For the three months ended June 30, 2025, the increase in selling, general, and administrative costs was primarily due to a $10.4 million increase in stock compensation costs associated with the Company's initial public offering during the quarter ended June 30, 2025, along with a $4.8 million increase in employee compensation expenses associated with internal commissions for fundraising efforts, salaries, and legal expense increases during the quarter ended June 30, 2025.
For the six months ended June 30, 2025, the increase in selling, general, and administrative costs was primarily due to a $11.4 million increase in stock compensation costs associated with the Company's initial public offering during the six months ended June 30, 2025, a $6 million recovery during the six month period ended June 30, 2024 that did not occur during the same period in 2025, along with a $9.6 million increase in employee compensation expenses associated with internal commissions for fundraising efforts, salaries, accounting, and legal expense increases during the period ended June 30, 2025.

Research and development

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Research and development	$502	$6,870	$(6,368)	(92.7)%	$4,542	$7,637	$(3,095)	(40.5)%
For the three months ended June 30, 2025, the decrease in research and development, net was primarily due to $5.2 million in research and development efforts at Starlab Space LLC that occurred during the three months ended June 30, 2024, that did not recur in the same period during 2025. During the three months ended June 30, 2025 the Company also had an increase in government grants attributable to contra expense of $1.8 million compared to the same period in 2024.
For the six months ended June 30, 2025, the decrease in research and development, net was primarily due to $5.8 million in research and development efforts at Starlab Space LLC that occurred during the six month period ended June 30, 2024, that didn't recur in the same period during 2025. This was offset by an increase in corporate research and development efforts for $3.0 million during the six month period ended June 30, 2025 compared to the same period in 2024.
Amortization of acquired intangibles

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Amortization of acquired intangibles	$1,604	$1,745	$(141)	(8.1)%	$3,152	$3,489	$(337)	(9.7)%
Finance and interest expense, net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Finance and interest expense, net	$(2,523)	$(3,095)	$572	(18.5)%	$(5,252)	$(6,089)	$837	(13.7)%
For the three and six months ended June 30, 2025, the decrease in finance and interest expense as compared to the three and six months ended June 30, 2024 was driven primarily by lower interest expenses.
Gain (loss) on debt extinguishment

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Loss on debt extinguishment	$(7,804)	$(10,713)	$2,909	(27.2)%	$(7,804)	$(10,713)	$2,909	(27.2)%
For the three and six months ended June 30, 2025, the decreases in losses on debt extinguishments was driven by extinguishments of our Term Loan and Convertible Debt in the periods ended June 30, 2025 in comparison with the losses incurred related to debt extinguishment costs incurred during the three and six months ended June 30, 2024 for the replacement of a prior term loan in exchange for the Term Loan.

Other income, net

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Other income, net	$1,480	$282	$1,198	*	$2,617	$492	$2,125	*
For the three months ended June 30, 2025, the increase in other income, net was associated with increased interest income associated with increased cash holdings during the three months ended June 30, 2025.
For the six months ended June 30, 2025, the increase in other income, net was associated with increased interest income associated with increased cash holdings during the six months ended June 30, 2025.
Income tax expense (benefit)

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Income tax expense (benefit)	$81	$(122)	$203	(166.4)%	$129	$126	$3	2.4%
Results by Segment
Our Chief Operating Decision Maker measures the performance of our reportable segments based on net sales and Adjusted EBITDA. Our operating and reportable segments are: Defense and National Security, Space Solutions and Starlab Space Stations. During the second quarter of 2025, the Adjusted EBITDA metric was modified to remove non-cash services as an add back, and the prior periods have been have recast to present Adjusted EBITDA to align with the new composition of the metric. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level. See Note 12 “Segment Reporting” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales:
Defense and National Security	$35,191	$19,029	$58,736	$33,730
Space Solutions	11,124	20,100	23,428	37,143
Starlab Space Stations	—	—	—	—
Total net sales, reportable segments	46,315	39,129	82,164	70,873
Intersegment eliminations	(641)	(2,476)	(1,983)	(4,004)
Total Net Sales	$45,674	$36,653	$80,181	$66,869

Adjusted EBITDA:
Defense and National Security	$1,846	$1,017	$1,958	$756
Space Solutions	(1,348)	1,069	(2,526)	(54)
Starlab Space Stations	(1,969)	(8,052)	(4,783)	(10,532)
Total Adjusted EBITDA, reportable segments	(1,471)	(5,966)	(5,351)	(9,830)
Intersegment eliminations	—	(1)	—	(24)
Corporate and other expenses	$(7,595)	$(1,727)	$(25,071)	$(5,019)

Defense and National Security
The following table provides selected financial information for the Defense and National Security segment.

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Net sales	$35,191	$19,029	$16,162	84.9%	$58,736	$33,730	$25,006	74.1%

Adjusted EBITDA	$1,846	$1,017	$829	81.5%	$1,958	$756	$1,202	159.0%
Adjusted EBITDA margin percentage	5.2%	5.3%			3.3%	2.2%
For the three months ended June 30, 2025, the increase in net sales was driven primarily by a $17.7 million increase in U.S. government revenue compared to the three months ended June 30, 2024. The increase in net sales was driven by volume increases on programs including revenues derived significant program material purchases during the period. The increase in Adjusted EBITDA was driven by the increase in program volume offset by program costs.
For the six months ended June 30, 2025, the increase in net sales was driven primarily by a $23.6 million increase in U.S. government revenue compared to the six months ended June 30, 2024. The increase in net sales was derived from program expansion, volume increases on existing programs and revenues derived significant program material purchases during the period. The increase in Adjusted EBITDA was driven by the increase in program volume offset by program costs.
Space Solutions
The following table provides selected financial information for the Space Solutions segment.

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Net sales	$11,124	$20,100	$(8,976)	(44.7)%	$23,428	$37,143	$(13,715)	(36.9)%

Adjusted EBITDA	$(1,348)	$1,069	$(2,417)	*	$(2,526)	$(54)	$(2,472)	*
Adjusted EBITDA margin percentage	(12.1)%	5.3%			(10.8)%	(0.1)%
For the three months ended June 30, 2025, the decrease in net sales was driven primarily by a $7.2 million decrease in U.S. government revenue due to decreased volumes related to programs that concluded during the three months period ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in Adjusted EBITDA was driven by the lower program contributions during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, related to the lower volume on programs.
For the six months ended June 30, 2025, the decrease in net sales was driven primarily by a $10.9 million decrease in U.S. government revenue due to decreased volumes related to programs that concluded during the six months period ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in Adjusted EBITDA was driven by the lower program contributions during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, related to the lower volume on programs.

Starlab Space Stations
The following table provides selected financial information for the Starlab Space Stations segment.

	Three Months Ended		Change		Six Months Ended		Change
(dollars in thousands)	June 30, 2025	June 30, 2024	Year over Year	%	June 30, 2025	June 30, 2024	Year over Year	%
Net sales	$—	$—	$—	*	$—	$—	$—	*

Adjusted EBITDA	$(1,969)	$(8,052)	$6,083	(75.5)%	$(4,783)	$(10,532)	$5,749	(54.6)%
Adjusted EBITDA margin percentage	*	*			*	*
________________
*Not meaningful
For the three months ended June 30, 2025, the increase in Adjusted EBITDA was driven primarily by a reduction in R&D expenses of $5.2 million along with an increase of grant funding attributable to contra expenses, which were received in the quarter ended June 30, 2025 of $2.0 million compared to $0.4 million received in the three months ended June 30, 2024.
For the six months ended June 30, 2025, the increase in Adjusted EBITDA was driven primarily by a reduction in R&D expenses of $5.8 million along with an increase of grant funding attributable to contra expenses, which were $4.2 million received in the quarter ended June 30, 2025 compared to $0.9 million received in the six months ended June 30, 2024. This was offset by an increase in selling, general, and administrative costs of $3.0 million related to increased compensation costs associated with the growth of the operations of the business.
Intersegment Eliminations
Intersegment eliminations are related to projects between our segments, including the construction of our Starlab program. Intersegment eliminations decreased to $0.6 million from $2.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, and decreased to $2.0 million from $4.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in intersegment eliminations in both periods was primarily related to a decrease in Starlab driven programs.

Key Performance Indicators and Non-GAAP Financial Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with GAAP, our management team also monitors key operational metrics and non-GAAP financial measures that assist us in evaluating our business, measuring our performance, identifying trends, formulating financial projects and making strategic decisions.
We believe that these operational metrics and non-GAAP financial measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of operational metrics and non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP.
The following tables set forth our key performance metrics, which are further discussed below:

(dollars in thousands)	June 30, 2025	December 31, 2024
Funded backlog(1)
Defense and National Security	$52,297	$59,234
Space Solutions	38,011	42,499
Starlab Space Stations	—	—
Total funded backlog	90,308	101,733
Unfunded contract options(2)	80,629	98,349
Total backlog	$170,937	$200,082

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$45,674	$36,653	$80,181	$66,869
Gross profit	8,210	9,263	13,795	15,444
Net loss attributable to Voyager Technologies, Inc.	(31,382)	(23,322)	(58,320)	(38,145)
Adjusted EBITDA(3)	(9,066)	(7,694)	(30,422)	(14,873)
Adjusted loss per share	(0.60)	(1.29)	(2.26)	(2.73)
Net cash used in operating activities	(16,549)	(11,149)	(30,903)	(19,055)
Free cash flow(4)	$(27,194)	$(23,824)	$(50,518)	$(37,130)
________________
(1)Funded backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any unfunded contract options. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted.
(2)Unfunded contract options represent customer options for future products or services that have not yet been exercised and potential bookings under IDIQ contracts. As of June 30, 2025, unfunded contract options were primarily comprised of customer options for future products or services that have not yet been exercised in the Defense and National Security segment.
(3)See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss attributable to Voyager Technologies, Inc., the most directly comparable GAAP measure to Adjusted EBITDA.
(4)See “Non-GAAP Financial Measures” below for a discussion of free cash flow and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure to free cash flow.

Non-GAAP Financial Measures
Non-GAAP financial measures are not calculated or presented in accordance with GAAP and other companies in our industry may calculate them differently than we do. As a result, non-GAAP financial measures have limitations as analytical and comparative tools and you should not consider them in isolation, or as a substitute, for analysis of our results as reported under GAAP. In addition, in evaluating Adjusted EBITDA, adjusted loss per share and free cash flow, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of Adjusted EBITDA, adjusted loss per share and free cash flow should not be construed as an inference that our future results will be unaffected by unusual items. Management compensates for these limitations by primarily relying on our GAAP results in addition to using Adjusted EBITDA, adjusted loss per share and free cash flow supplementally.
Adjusted EBITDA
We consider Adjusted EBITDA to be a useful, supplemental, measure of our operating performance. We use Adjusted EBITDA to supplement GAAP measures in evaluating the performance of our business and the effectiveness of our strategies, to make budgeting decisions, make certain compensation decisions, and to compare our performance against that of our peer companies, many of which present similar non-GAAP financial measures.
In addition, we believe Adjusted EBITDA provides a useful measure for period-to-period comparisons of our business, as it removes the impact of our capital structure and other items not indicative of our core operating performance from operating results.
We define EBITDA as net loss attributable to Voyager Technologies, Inc. plus (less) finance and interest expense, provision for income tax expense (benefit), and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation, business acquisition costs, restructuring charges, impairment losses, income (loss) attributable to noncontrolling interests, and other items we do not believe are indicative of our core operating performance, including incremental organizational costs attributable to our initial public offering, changes in the fair value of earnout liabilities, and foreign exchange gain/loss. The reconciliation between EBITDA, Adjusted EBITDA, and net loss attributable to Voyager Technologies, Inc. (the most comparable GAAP measure) is shown below:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss attributable to Voyager Technologies, Inc.	$(31,382)	$(23,322)	$(58,320)	$(38,145)
Finance and interest expense, net	2,523	3,095	5,252	6,089
Depreciation and amortization	2,708	2,758	5,310	5,471
Income taxes	81	(122)	129	126
EBITDA	(26,070)	(17,591)	(47,629)	(26,459)
Stock-based compensation	11,547	1,113	13,270	1,843
Business acquisition costs(1)	284	—	440	230
Restructuring(2)	529	549	947	1,662
Net loss attributable to noncontrolling interests	(1,683)	(2,729)	(2,674)	(2,858)
Other(3)	6,327	10,964	5,224	10,709
Adjusted EBITDA	$(9,066)	$(7,694)	$(30,422)	$(14,873)
________________
(1)Business acquisition costs include legal costs and incremental transaction costs associated with an acquisition.
(2)Restructuring includes costs for retention and severance payments related to management’s decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines.
(3)Other includes capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, changes in fair value of earn out liabilities, and foreign exchange gain/loss that are all individually insignificant for the period. Other also contains debt extinguishment costs of $7.8 million for each of the three and six months ended June 30, 2025 and $10.7 million for each of the three and six months ended June 30, 2024.

Adjusted Earnings Per Share
We consider adjusted earnings per share to be a useful, supplemental measure of our operations on a per share basis adjusting for items that are considered either non-operational or significant infrequent expenses or that are sources of income that are not recurring to the business on a frequent basis. We define adjusted earnings per share as the net income/loss attributable to common stockholders adjusted for stock-based compensation, business acquisition costs, restructuring, and other items mainly related to financing expenses and other individually immaterial items divided by our diluted basis number of weighted average shares outstanding during the period. Since the adjustments made for presentational purposes do not impact the tax basis of the Company, the adjustments have been presented on a tax free basis.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss attributable to common stockholders	$(36,640)	$(28,803)	$(69,579)	$(48,633)
Stock-based compensation	11,547	1,113	13,270	1,843
Business acquisition costs(1)	284	—	440	230
Restructuring(2)	529	549	947	1,662
Other(3)	6,327	10,964	5,224	10,709
Adjusted net loss attributable to common stockholders	$(17,953)	$(16,177)	$(49,698)	$(34,189)
Adjusted net loss per common share	$(0.60)	$(1.29)	$(2.26)	$(2.73)
________________
(1)Business acquisition costs include legal costs and incremental transaction costs associated with an acquisition.
(2)Restructuring includes costs for retention and severance payments related to management’s decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines.
(3)Other includes capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, changes in fair value of earn out liabilities, and foreign exchange gain/loss that are all individually insignificant for the period. Other also contains debt extinguishment costs of $7.8 million for each of the three and six months ended June 30, 2025 and $10.7 million for each of the three and six months ended June 30, 2024.
Free Cash Flow
We consider free cash flow to be a useful, supplemental measure of our ability to generate cash on a normalized basis. We use free cash flow to supplement GAAP measures in evaluating our flexibility to allocate capital and pursue opportunities that may enhance shareholder value and the effectiveness of our strategies, to make budgeting decisions and to compare our performance against that of our peer companies, many of which present similar non-GAAP financial measures.
We believe that while expenditures and dispositions of property, plant and equipment will fluctuate on a period-to-period basis, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness in that it does not represent residual cash flows available for discretionary expenditures due to the fact the measure does not deduct the payments required for debt service and other contractual obligations or payments.
We define free cash flow as the sum of our cash (used in) provided by operating activities less our net capital expenditures. The net capital expenditures of the Company are defined as the gross capital expenditures for the purchase of property and equipment less the grant funding we received in order to make such purchases. Based on the nature of government grants for purposes of funding capital expenditures on our Starlab program, these grants are pass through for purposes of making capital expenditures as they are directly used to source funding on capital expenditures. Our calculation of free cash flow may not be comparable to the calculation of similarly titled measures reported by other companies. The reconciliation between free cash flow and net cash (used in) provided by operating activities (the most comparable GAAP measure) is shown below:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(16,549)	$(11,149)	$(30,903)	$(19,055)
Purchases of property and equipment	(30,895)	(16,275)	(57,865)	(32,325)
Grant funding for property and equipment	20,250	3,600	38,250	14,250
Free cash flow	$(27,194)	$(23,824)	$(50,518)	$(37,130)
The reconciliation between total Voyager capital expenditures, Starlab Space Stations capital expenditures and capital expenditures excluding Starlab Space Stations is shown below:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total Voyager capital expenditures	$30,894	$16,275	$57,865	$32,325
Less: Starlab Space Stations capital expenditures	30,214	15,417	56,108	30,607
Capital expenditures excluding Starlab Space Stations	$680	$858	$1,757	$1,718
Innovation Spend
We are focused on delivering innovative solutions to the defense, national security and space end markets, and research and development is at the core of our business. We believe innovation spend and innovation spend excluding Starlab provide our management and investors useful measures of our aggregate spend on research and development type activities in support of our customers’ needs and our future growth. However, innovation spend is an operating metric, not a financial measure calculated or presented in accordance with GAAP, and companies in our industry may calculate innovation spend or similar operating metrics differently than we do. We define innovation spend as research and development costs associated with IRS Section 174 categorization, as well as spend on designated development programs. Development programs are defined as initiatives that, when developed, will expand the Company’s product offerings under a customer funded arrangement. Innovation spend is comprised of various costs recognized in cost of sales and research and development costs within the consolidated statements of operations, as well as certain costs capitalized within property and equipment, net on our consolidated balance sheets. We define innovation spend excluding Starlab as innovation spend, minus the portion of innovation spend attributable to Starlab Space Stations. The table below sets forth the components of our innovation spend and innovation spend excluding Starlab for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Years Ended December 31,
(dollars in thousands)	June 30, 2025	March 31, 2025	2024	2023
Capitalized research and development under section 174	$32,658	$33,599	$105,206	$46,222
Development program innovation spend(1)	5,989	5,513	22,024	20,330
Innovation spend	38,647	39,112	127,230	66,552
Less: Starlab Space Stations innovation spend	30,538	29,378	101,678	42,556
Innovation spend excluding Starlab Space Stations	$8,109	$9,734	$25,552	$23,996
Innovation spend as a percentage of net sales	84.6%	113.3%	88.2%	48.9%
Innovation spend excluding Starlab Space Stations as a percentage of net sales	17.8%	28.2%	17.7%	17.6%

________________
(1)Development program innovation spend represents program spend on designated innovation programs within the business that is necessary for fulfillment of performance obligations on revenue generating programs.

Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of approximately $468.9 million, which primarily consisted of net proceeds from our IPO, demand deposits and money market mutual funds substantially all held within U.S. bank accounts. We currently expect that our principal sources of funding will include our current cash balances and ability to draw on our Credit Facility. We are focused on maintaining flexibility in the future evolution of our capital structure and seeking to access the lowest cost of capital while also remaining opportunistic as organic and external opportunities arise. Targeted external growth opportunities would be funded primarily with a mix of equity, cash and debt. In addition to NASA funding, we expect to consider all financing options for Starlab, including funding through a combination of customer prebuys, the largest examples being other international space agencies, where prospective customers pay us in advance for usage of Starlab, as well as capital markets financing, including equity and project-based financing.
On June 12, 2025 we closed our initial public offering of 14,200,645 shares of our Class A common stock at a price of $31.00 per share, which included the exercise in full by the underwriters of their option to purchase from us an additional 1,852,258 shares of Class A common stock. The net proceeds to us from the IPO were approximately $409.4 million.
Our primary operating cash requirements include the payment of compensation and related costs, financing acquisitions, ongoing investment in Starlab and costs for our facilities and information technology infrastructure. As of June 30, 2025, we believe our existing cash and cash equivalents and funds received from the capital and equity markets will be sufficient to meet our working capital and capital expenditure needs over the next twelve months and the foreseeable future.
We expect our cost of sales, operating expenses and capital expenditures to increase in connection with our ongoing activities, particularly as we grow with our customers and win new business, expand our portfolio offering with new technologies, and continue to develop the next generation of space infrastructure.
Specifically, our costs, operating expenses and capital expenditures will increase as we:
•grow our revenue base;
•scale up our manufacturing processes and capabilities;
•maintain, expand and protect our intellectual property portfolio; and
•hire additional personnel in management to support the expansion of our operational, financial, information technology, and other areas to support our operations as a public company.
Although we believe that our current capital is adequate to sustain our operations for a period of time, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control.

Summary of Cash Flows
The following table presents the major components of our cash used in operating activities, cash used in investing activities and cash provided by financing activities for the periods presented:

	Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	Change
Net cash used in operating activities	$(30,903)	$(19,055)	$(11,848)
Net cash used in investing activities	(26,187)	(18,075)	(8,112)
Net cash provided by financing activities	469,955	56,161	413,794
Effect of foreign exchange on cash and cash equivalents	130	(13)	143
Net increase in cash and cash equivalents	$412,995	$19,018	$393,977
Operating Activities
Cash flows from operating activities can vary significantly from period to period as a result of our working capital requirements, given our portfolio of programs and the timing of milestone receipts and payments with customer and suppliers in the ordinary course of business. Investment in working capital is also necessary to build our business and manage supplier activities within program arrangements. We expect working capital balances to continue to vary from period to period. We efficiently fund our working capital requirements with financing activities.
The increase in cash used in operating activities was driven by a $13.3 million decrease in cash from working capital related to accounts receivable, contract assets and contract liabilities related to more work performed on programs during the six months ended June 30, 2025 for cash milestones collected on programs in advance of work performed along with additional work performed in advance of billings for the period.
Investing Activities
The primary driver for the increase in cash used in investing activities relates to cash used for acquisitions of $6.6 million and an increase in capital investment of $25.5 million, primarily at Starlab, offset by a $24.0 million increase in government grant funding received.
Financing Activities
The increase in cash provided by financing activities was driven by our IPO cash raised, net of underwriting and commissions of $409.4 million, and a $45.9 million and $78.9 million increase in Common stock and Series C fundraising, respectively, during the six months ended June 30, 2025 as compared to the period ended June 30, 2024. These increases were offset by the repayment of our 2024 Term Loan of $64.4 million and repayment of our Preferred B dividends of $27.6 million along with reduction in financing inflows of $27.5 million related to other financing costs during during the six months ended June 30, 2025 and other funds raised during the six months ended June 30, 2024 that didn't recur during the six months ended June 30, 2025.

Outstanding Indebtedness
The following table summarizes our long-term debt:

(dollars in thousands)	June 30, 2025	December 31, 2024
Term loan	$—	$65,972
2024 Convertible Notes	—	10,274
SMI Promissory Notes	—	24,593
Less: debt issuance costs	—	(11,820)
Net carrying amount	—	89,019
Less: current portion	—	665
Total long-term debt, net	$—	$88,354
On May 30, 2025, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200 million. The Credit Facility is intended to be used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the closing date and includes an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150 million, for a total potential facility size of $350 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on the Company’s consolidated liquidity levels, as defined in the agreement. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. The obligations under the Credit Facility are secured by substantially all of the Company’s and its domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions.
As of June 30, 2025, we had no drawn amounts on the Credit Facility. During the quarter ended June 30, 2025, the Company used the Credit Facility to draw down $64.5 million and repay its outstanding Term Loan commitment. The withdrawn funds were repaid the same day to the Credit Facility. We currently have no indebtedness outstanding under the Credit Facility.
Contractual Commitments
We enter into contractual obligations in the normal course of business. Our contractual commitments primarily consist of operating lease commitments for our office lease rentals and a commitment for future launch services. For additional information, refer to Note 16, “Commitments and Contingencies”. Except as already disclosed in Note 16, “Commitments and Contingencies”, there has been no material change in our contractual commitments other than in the ordinary course of business since our fiscal year ended December 31, 2024.
Critical Accounting Policies and Estimates
There were no material changes to our critical accounting policies, estimates or judgments, that occurred in the period covered by this report from those discussed in our Prospectus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We have operations within and outside of the United States, and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
We had cash and cash equivalents totaling $468.9 million as of June 30, 2025. Our cash and cash equivalents are held for working capital purposes.
Our cash equivalents and our investment portfolio are subject to market risk due to changes in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our marketable securities as “available for sale,” no gains are recognized due to changes in interest rates. As losses due to changes in interest rates are generally not considered to be credit related changes, no losses in such securities are recognized due to changes in interest rates unless we intend to sell, it is more likely than not that we will be required to sell, we sell prior to maturity or we otherwise determine that all or a portion of the decline in fair value are due to credit related factors.
As of June 30, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities prior to maturity.
As of June 30, 2025 we are not exposed to interest rate risk on variable-rate borrowings based on the retirement of our debt commitments. As of June 30, 2025, we had no variable rate indebtedness.
As of June 30, 2025, a hypothetical 10% relative change in interest rates would have resulted in an increase in interest expense to service our variable-rate debt of approximately $3.4 million.
We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our variable-rate borrowings.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our financial statements for contracts denominated in a foreign currency. As of June 30, 2025, a hypothetical 10% depreciation in the U.S. dollar relative to the year-end foreign currencies under our contracts in place as of that date would have resulted in a reduction in our net sales of less than $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

VOYAGER TECHNOLOGIES, INC.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.
ITEM 1A. RISK FACTORS.
Our business, financial condition and operating results can be affected by a number of factors, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see the section entitled “Risk Factors” in our Prospectus, which risk factors are incorporated herein by reference. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our Prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities we have issued in the quarter ended June 30, 2025. Unless stated otherwise, the sale of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.
Common Stock
In the second quarter of 2025, we issued an aggregate of 37,409 shares of common stock to investors in private placements at a price of $22.84 per share. The proceeds were used for general corporate purposes.
In the second quarter of 2025, we issued an aggregate of 34,231 shares of common stock in connection with our acquisition of Optical Physics Company.
Class C Preferred Stock
In the second quarter of 2025, we issued an aggregate of 449,671 shares of our Class C Convertible Preferred Stock to investors in private placements, at a price of $43.82 per share.The proceeds were used for general corporate purposes.
Warrants
In May 2025, we issued a warrant to purchase up to 86,889 shares of our common stock with an exercise price of $43.82 as consideration to a broker-dealer in connection with our Class C Preferred Stock offering.

Use of Proceeds
On June 10, 2025, in connection with our IPO, we issued and sold an aggregate of 14,200,645 shares of our Class A common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A Common Stock, at a price to the public of $31.00 per share. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-287354) (as amended, the “Registration Statement”), declared effective by the SEC on June 10, 2025. We received gross proceeds of $440.2 million from our sale of Class A common stock in our IPO (including the sale of shares under the over-allotment option) and received net proceeds of $409.4 million, after deducting underwriting discounts, commissions and other expenses in the month of $30.8 million.
No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Barclays Capital Inc., Jefferies LLC, BofA Securities, Inc., KeyBanc Capital Markets Inc., Nomura Securities International, Inc. and WR Securities, LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
The Company used a portion of the net proceeds from the IPO to repay the Credit Facility borrowings used for the extinguishment of the Term Loan. There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.
(c)Insider trading arrangements and policies.

During the quarter ended June 30, 2025, none of our directors or "officers" (as defined in 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such terms are defined under Rule 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Voyager Technologies, Inc.	8-K	001-42694	3.1	6/12/2025
3.2	Amended and Restated Bylaws of Voyager Technologies, Inc.	8-K	001-42694	3.2	6/12/2025
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-287354	4.1	6/2/2025
10.1	Credit Agreement, dated as of May 30, 2025, among Voyager Technologies, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.					*
10.2†	2025 Incentive Award Plan	S-1/A	333-287354	10.5	6/2/2025
10.3†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-287354	10.6	6/2/2025
10.4†	Form of Stock Option Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-287354	10.7	6/2/2025
10.5†	Form of Restricted Stock Agreement under the 2025 Incentive Award Plan	S-1/A	333-287354	10.8	6/2/2025
10.6†	2025 Employee Stock Purchase Plan	S-1/A	333-287354	10.9	6/2/2025
10.7†	Non-Employee Director Compensation Policy	S-1/A	333-287354	10.10	6/2/2025
10.8	Form of Indemnification Agreement	S-1/A	333-287354	10.11	6/2/2025
10.9	Second Amended and Restated Limited Liability Company Agreement of Starlab Space LLC	S-1/A	333-287354	10.14	6/2/2025
10.10†	Employment agreement by and between Voyager Technologies, Inc. and Dylan Taylor	S-1/A	333-287354	10.19	6/2/2025
10.11†	Employment agreement by and between Voyager Technologies, Inc. and Matthew Kuta	S-1/A	333-287354	10.20	6/2/2025
10.12†	Employment agreement by and between Voyager Technologies, Inc. and Filipe de Sousa	S-1/A	333-287354	10.21	6/2/2025
10.13	Warrant to Purchase Common Stock, dated as of May 27, 2025 between Voyager Technologies, Inc. and World Equity Group, Inc.	S-1/A	333-287354	10.22	6/2/2025
10.14
Loan and Security Agreement, dated as of June 28, 2024, by and among Voyager Technologies, Inc., the guarantors from time to time party thereto and Hercules Capital, Inc., as administrative agent and collateral agent
						*
10.15
Warrant Agreement Amendment, dated as of July 12, 2024, by and among Voyager Space Holdings, Inc. and each of Chicago Atlantic Credit Opportunities, LLC, Chicago Atlantic Credit Company, LLC, Chicago Atlantic Portfolio, LP, Midtown Madison Management, LLC, JGB Capital, LP, JGB Partners, LP and JGB (Cayman) Lakenvelder Ltd.
						*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	**
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*
________________
*Filed herewith
** Furnished herewith
†Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Voyager Technologies, Inc.

Date: August 5, 2025	/s/ Dylan Taylor
Dylan Taylor
Chief Executive Officer and Chairman (principal executive officer)

Date: August 5, 2025	/s/ Filipe De Sousa
Filipe De Sousa
Chief Financial Officer (principal financial officer)

Date: August 5, 2025	/s/ Lance Weber
Lance Weber
Chief Accounting Officer (principal accounting officer)