Form 10-Q
period 2025-09-30
Voyager Technologies, Inc./DE
filed 2025-11-04
CIK 1788060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 53,789,215 shares of registrant’s Class A common stock and 5,758,566 shares of Class B common stock outstanding as of October 31, 2025.

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$413,320	$55,930
Accounts receivable, net	16,519	15,360
Contract assets	23,374	17,304
Inventories	1,719	1,526
Prepaid expenses and other current assets	26,531	11,461
TOTAL CURRENT ASSETS	481,463	101,581
Property and equipment, net	107,461	49,439
Operating lease right-of-use assets	9,275	8,167
Intangible assets, net	44,876	34,684
Goodwill	72,108	46,515
Other assets	12,613	7,210
TOTAL ASSETS(1)	$727,796	$247,596

LIABILITIES, MEZZANINE EQUITY, AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,040	$22,787
Contract liabilities	8,147	21,365
Operating lease liabilities	4,381	3,000
SMI promissory note, current	—	665
Accrued expenses and other current liabilities	62,292	39,594
TOTAL CURRENT LIABILITIES	97,860	87,411
Term loan, net	—	56,991
Operating lease liabilities, non-current	6,132	6,205
Contract liabilities, non-current	2,946	2,762
Convertible notes, net	—	7,435
Embedded derivatives	—	2,723
Deferred tax liabilities	354	112
SMI promissory note	—	23,928
Other long-term liabilities	2,023	102
TOTAL LIABILITIES(1)	$109,315	$187,669
Mezzanine equity:
Class A-1 redeemable preferred stock: $0.0001 par value; 0 shares authorized, issued and outstanding at September 30, 2025; 7,500,000 shares authorized and 6,967,720 shares issued and outstanding at December 31, 2024; redeemable at the option of the holder with a liquidation preference of $105,581 at December 31, 2024	$—	$93,496
Redeemable noncontrolling interests	—	32,431
Equity (Deficit):
Class A preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at September 30, 2025; 1 share authorized, issued, and outstanding at December 31, 2024; liquidation preference of $1	—	—
Class B convertible preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at September 30, 2025; 4,400,000 shares authorized and 3,285,995 shares issued and outstanding at December 31, 2024; liquidation preference of $146,454 at December 31, 2024	—	132,835
Class C preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at September 30, 2025; 4,600,000 shares authorized and 1,537,818 shares issued and outstanding at December 31, 2024	—	63,464
Common stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at September 30, 2025; 375,000,000 shares authorized and 13,297,289 shares issued and outstanding at December 31, 2024	—	1
Class A common stock: $0.0001 par value per share; 400,000,000 shares authorized; 53,506,560 shares issued and outstanding at September 30, 2025, 0 shares authorized, issued, and outstanding at December 31, 2024.	5	—
Class B common stock: $0.0001 par value per share; 50,000,000 shares authorized; 5,758,566 shares issued and outstanding at September 30, 2025, 0 shares issued and outstanding at December 31, 2024.	1	—
Additional paid-in capital	946,642	15,081
Accumulated other comprehensive (loss) income	(83)	28
Accumulated deficit	(355,706)	(281,113)
Total Voyager Technologies, Inc. equity (deficit)	590,859	(69,704)
Noncontrolling interests	27,622	3,704
TOTAL EQUITY (DEFICIT)	618,481	(66,000)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY	$727,796	$247,596
________________________
(1) Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “TOTAL ASSETS” that can only be used to settle obligations of the VIE as well as liabilities of the VIE reflected within “TOTAL LIABILITIES” for which creditors do not have recourse to the general credit of Voyager. Refer to Note 15, “Joint Venture”, for additional information.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$39,587	$39,599	$119,768	$106,468
Cost of sales	33,497	30,276	99,883	81,701
Selling, general, and administrative	25,106	15,173	81,633	44,058
Research and development	3,038	(397)	7,580	7,240
Impairment losses	—	3,594	—	3,594
Amortization of acquired intangibles	1,989	3,046	5,141	6,535
Loss from operations	$(24,043)	$(12,093)	$(74,469)	$(36,660)
Other income (expense):
Loss on debt extinguishment	$—	$(584)	$(7,804)	$(11,297)
Finance and interest expense, net	(200)	(2,940)	(5,452)	(9,029)
Other income, net	4,145	462	6,762	954
Loss before income taxes	(20,098)	(15,155)	(80,963)	(56,032)
Income tax expense (benefit)	(1,762)	92	(1,633)	218
Net loss	(18,336)	(15,247)	(79,330)	(56,250)
Net loss attributable to noncontrolling interests	(2,063)	(280)	(4,737)	(3,138)
Net loss attributable to Voyager Technologies, Inc.	(16,273)	(14,967)	(74,593)	(53,112)
Less: dividends accrued on preferred stock	—	5,591	11,259	16,079
Net loss attributable to common shareholders	$(16,273)	$(20,558)	$(85,852)	$(69,191)

Net loss per common share:
Basic	$(0.28)	$(1.61)	$(2.51)	$(5.49)
Diluted	$(0.28)	$(1.61)	$(2.51)	$(5.93)
Weighted-average shares outstanding:
Basic	58,407	12,736	34,147	12,603
Diluted	58,407	12,736	34,147	12,606

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(18,336)	$(15,247)	$(79,330)	$(56,250)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(37)	(111)	178
Total comprehensive loss	(18,336)	(15,284)	(79,441)	(56,072)
Comprehensive loss attributable to noncontrolling interests	(2,063)	(280)	(4,737)	(3,138)
Comprehensive loss attributable to Voyager Technologies, Inc.	$(16,273)	$(15,004)	$(74,704)	$(52,934)

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended September 30, 2025	Class A		Class B		Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	53,275	$5	5,759	$1	—	$—	—	$—	$894,226	$(83)	$(339,433)	$554,716	$8,267	$562,983	$19,836
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(16,273)	(16,273)	(2,027)	(18,300)	(36)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,119	—	—	2,119	—	2,119	—
Options Exercised	4	—	—	—	—	—	—	—	60	—	—	60	—	60	—
Unvested RSAs granted	104	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(37)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock for acquisition consideration	161	—	—	—	—	—	—	—	5,709	—	—	5,709	—	5,709	—
Incremental IPO offering costs	—	—	—	—	—	—	—	—	(320)	—	—	(320)	—	(320)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	15,466	—	—	15,466	—	15,466	(19,800)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	29,382	—	—	29,382	21,382	50,764	—
Balance at September 30, 2025	53,507	$5	5,759	$1	—	$—	—	$—	$946,642	$(83)	$(355,706)	$590,859	$27,622	$618,481	$—

					Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended September 30, 2024	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	12,653	$1	4,140	$165,725	$9,297	$26	$(257,186)	$(82,137)	$3,474	$(78,663)	$129,220
Net income (loss)	—	—	—	—	—	—	(14,967)	(14,967)	(366)	(15,333)	86
Foreign currency translation adjustments	—	—	—	—	—	(37)	—	(37)	—	(37)	—
Stock-based compensation	—	—	—	—	843	—	—	843	—	843	—
Options Exercised	1	—	—	—	23	—	—	23	—	23	—
Issuance of Class C preferred stock, net	—	—	211	9,228	—	—	—	9,228	—	9,228	—
Dividends accrued on Class B convertible preferred stock	—	—	—	2,142	(2,142)	—	—	—	—	—	—
Dividends accrued on Class A-1 redeemable preferred stock	—	—	—	—	(3,449)	—	—	(3,449)	—	(3,449)	3,449
Shares issued for services	27	—	—	—	310	—	—	310	—	310	—
Redemptions of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,491)
Balance at September 30, 2024	12,681	$1	4,351	$177,095	$4,882	$(11)	$(272,153)	$(90,186)	$3,108	$(87,078)	$123,264

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Class A and Class B Common Stock								Additional Paid-in Capital	Accum. Other Compr. Loss	Accum. Deficit	Total Voyager Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)	Total Mezzanine Equity
Nine Months Ended September 30, 2025	Class A		Class B		Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	$196,299	$15,081	$28	$(281,113)	$(69,704)	$3,704	$(66,000)	$125,927
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(74,593)	(74,593)	(4,522)	(79,115)	(215)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(111)	—	(111)	—	(111)	—
Stock-based compensation	—	—	—	—	—	—	—	—	15,389	—	—	15,389	—	15,389	—
Options Exercised	8	—	—	—	1	—	—	—	215	—	—	215	—	215	—
Unvested RSAs granted	867	—	45	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(37)	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock, net	—	—	—	—	1,648	—	—	—	43,971	—	—	43,971	—	43,971	—
Issuance of Class A common stock and Common stock for acquisition consideration	161	—	—	—	34	—	—	—	6,709	—	—	6,709	—	6,709	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	401,475	—	401,475	—
Incremental IPO offering costs	—	—	—	—	—	—	—	—	(320)	—	—	(320)	—	(320)	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B common stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	2,765	114,589	—	—	—	114,589	—	114,589	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	3,927	(31,511)	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(7,331)	—	—	(7,331)	—	(7,331)	7,331
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—
Shares issued for services	—	—	—	—	138	—	—	—	3,000	—	—	3,000	—	3,000	—
Purchase of noncontrolling interest	—	—	—	—	220	—	—	—	20,883	—	—	20,883	—	20,883	(32,216)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	33,149	—	—	33,149	23,644	56,793	—
Balance at September 30, 2025	53,507	$5	5,759	$1	—	$—	—	$—	$946,642	$(83)	$(355,706)	$590,859	$27,622	$618,481	$—

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

					Additional Paid-in Capital	Accum. Other Compr. Loss	Accum. Deficit	Total Voyager Equity (Deficit)	Non-Controlling Interest	Total Equity (Deficit)	Total Mezzanine Equity
Nine Months Ended September 30, 2024	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	12,425	$1	3,286	$124,367	$—	$(189)	$(216,802)	$(92,623)	$3	$(92,620)	$122,905
Net income (loss)	—	—	—	—	—	—	(53,112)	(53,112)	(3,212)	(56,324)	74
Foreign currency translation adjustments	—	—	—	—	—	178	—	178	—	178	—
Stock-based compensation	—	—	—	—	2,686	—	—	2,686	—	2,686	—
Options Exercised	1	—	—	—	28	—	—	28	—	28	—
Issuance of Class C preferred stock, net	—	—	1,065	46,425	—	—	—	46,425	—	46,425	—
Dividends accrued on Class B convertible preferred stock	—	—	—	6,303	(6,303)	—	—	—	—	—	—
Dividends accrued on Class A-1 redeemable preferred stock	—	—	—	—	(9,776)	—	—	(9,776)	—	(9,776)	9,776
Warrants issued for common stock	—	—	—	—	1,135	—	—	1,135	—	1,135	—
Warrant reclassification	—	—	—	—	(2,546)	—	—	(2,546)	—	(2,546)	—
Shares issued for services	255	—	—	—	5,310	—	—	5,310	6,317	11,627	—
Sale of noncontrolling interest	—	—	—	—	12,109	—	—	12,109	—	12,109	—
Redemptions of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(9,491)
Reclass of negative additional paid-in capital	—	—	—	—	2,239	—	(2,239)	—	—	—	—
Balance at September 30, 2024	12,681	$1	4,351	$177,095	$4,882	$(11)	$(272,153)	$(90,186)	$3,108	$(87,078)	$123,264

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net loss	$(79,330)	$(56,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,440	9,595
Impairment losses	—	3,594
Stock-based compensation	15,390	2,686
Amortization of operating lease right-of-use assets	1,795	2,097
Loss on debt extinguishment	7,804	10,713
Amortization of debt issuance costs and other non-cash interest expense	2,300	4,147
Reduction in fair value of earnout	—	(5,956)
Deferred Taxes	(1,552)	(508)
Non-cash services acquired	11,124	9,794
Other	446	68
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(113)	(1,185)
Prepaid expenses and other current assets	(4,810)	(691)
Contract assets	(4,507)	(5,570)
Inventories	(193)	1,597
Other assets	(374)	(3,806)
Accounts payable	3,488	(1,931)
Contract liabilities	(14,585)	5,179
Accrued expenses	10,522	8,650
Operating lease liabilities	(1,597)	(2,133)
Other liabilities	(212)	(93)
Net cash used in operating activities	$(45,964)	$(20,003)

Cash Flows from Investing Activities:
Purchases of property and equipment	$(96,562)	$(52,760)
Grant funding for property and equipment	41,850	29,730
Acquisitions, net of cash acquired	(32,597)	—
Purchase of Investment	(2,500)	—
Net cash used in investing activities	$(89,809)	$(23,030)

Cash Flows from Financing Activities:
Proceeds from term loan, net	$—	$57,922
Repayment of term loan	(64,420)	(56,574)
Borrowings from the credit facility	64,500	—
Repayments on the credit facility	(64,500)	—
Proceeds from the issuance of Common stock, net	45,886	—
Proceeds from the issuance of Class C preferred stock, net	116,047	46,425
Proceeds from the issuance of Class A common stock upon initial public offering, net of underwriting costs	409,405	—
Costs associated with initial public offering	(8,133)	—
Sale of noncontrolling interest	37,767	13,425
Redemptions of redeemable noncontrolling interests	—	(9,491)
Purchase of noncontrolling interest	(10,600)	—
Redemptions of Class A-1 redeemable preferred stock	(3,044)	—
Cash repayment of Preferred B dividends	(27,584)	—
Costs associated with the credit facility	(2,593)	—
Proceeds from the convertible note	—	4,968
Other	307	(1,746)
Net cash provided by financing activities	$493,038	$54,929

Effect of foreign exchange on cash and cash equivalents	$125	$23
Net increase in cash and cash equivalents	357,390	11,919
Cash and cash equivalent at the beginning of the period	55,930	30,279
Cash and cash equivalents at the end of the period	$413,320	$42,198

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
Initial Public Offering
On June 12, 2025, the Company completed its initial public offering (“IPO”) of an aggregate of 14,200,645 shares of its Class A common stock, par value $0.0001 (“Class A common stock”), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. The Company received aggregate proceeds of $409.4 million, net of underwriting discounts. In connection with the IPO, the Company amended and restated its certificate of incorporation and reclassified all outstanding Common stock into Class A common stock. The Company also converted all outstanding shares of Class A-1 Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, and its SMI Promissory Notes (as defined below) into an aggregate of 28,682,004 shares of Class A common stock and forfeited and cancelled all outstanding shares of Class A Preferred Stock pursuant to the terms of an exchange and forfeiture agreement. Finally, the Company exchanged an aggregate 5,713,566 shares of Class A common stock owned by Dylan Taylor, our Chairman and Chief Executive Officer, for an equivalent number of shares of our Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's prospectus filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933, as amended, on June 12, 2025 (the “Prospectus”). Interim results are not necessarily indicative of the results that may be expected for a full year.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
4.   ACQUISITIONS
Business Combination
ElectroMagnetic Systems, Inc.
On August 6, 2025, the Company acquired 100% of the equity securities of ElectroMagnetic Systems, Inc. (“EMSI”) for $32.7 million in consideration, which was comprised of $27.0 million in cash and $5.7 million in Class A common stock. EMSI is a radar AI software company serving high-priority U.S. defense and intelligence missions. EMSI specializes in synthetic aperture radar (“SAR”) exploitation using proprietary AI/ML models and synthetic training data pipelines. As of the acquisition date, EMSI was consolidated into the Defense and National Security reporting segment. Based on preliminary analysis, the total fair value for the purchase was attributed to tangible assets of $3.9 million, intangible assets of $9.6 million, inclusive of $5.4 million for developed technology and $3.8 million for customer relationships/backlog, and goodwill of $21.6 million, offset by liabilities assumed of $2.4 million. The intangible assets are expected to be amortized over two to ten years. The acquired goodwill represents synergies with our Defense and National Security segment, and none of the goodwill acquired is tax deductible. This acquisition was not considered material, individually or in the aggregate to our condensed consolidated financial statements or segment results. As a result, no pro forma information has been provided.
Optical Physics Company
On May 2, 2025, the Company acquired 100% of the equity securities of Optical Physics Company (“OPC”) for $9.5 million in consideration, which was comprised of $6.7 million in cash, $1.0 million in Common stock and $1.8 million in contingent consideration. OPC provides competencies in building high precision optics; opto-mechanical assemblies and associated electronics, computer interfacing, signal acquisition and signal processing. As of the acquisition date, OPC was consolidated into the Defense and National Security reporting segment. The total fair value for the purchase was attributed to tangible assets of $2.1 million, intangible assets of $5.5 million and goodwill of $4.0 million, offset by liabilities assumed of $2.1 million. This acquisition was not considered material, individually or in the aggregate to our condensed consolidated financial statements or segment results. As a result, no pro forma information has been provided. None of the goodwill acquired is tax deductible.
5.   ACCOUNTS RECEIVABLE, NET

	September 30, 2025	December 31, 2024
Accounts receivable, billed	$16,617	$16,015
Allowance for expected credit losses	(98)	(655)
Accounts receivable, net	$16,519	$15,360
6.   PROPERTY AND EQUIPMENT, NET

	September 30, 2025	December 31, 2024
Equipment in orbit	$19,533	$19,533
Machinery and equipment	5,797	4,860
Leasehold improvements	3,127	2,276
Construction in progress	94,950	37,251
IT related equipment	3,871	2,441
Property and equipment, gross	127,278	66,361
Less: Accumulated depreciation	(19,817)	(16,922)
Property and equipment, net	$107,461	$49,439
Depreciation expense for property, plant and equipment was $1.1 million and $3.3 million for the three and nine months ended September 30, 2025, respectively. Depreciation expense for property, plant and equipment was $1.1 million and $3.1 million for the three and nine months ended September 30, 2024, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
7.   ACCRUED EXPENSES

	September 30, 2025	December 31, 2024
Accrued compensation	$14,747	$11,539
Accrued expenses	22,605	10,641
Accrued taxes	125	914
Accrued earnout	413	413
Other current liabilities	24,402	16,087
Total accrued expenses	$62,292	$39,594
8.   DEBT
Credit Facility
On May 30, 2025, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200 million. The Credit Facility is intended to be used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the closing date and includes an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150 million, for a total potential facility size of $350 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on the Company’s consolidated liquidity levels, as defined in the agreement. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount as of the last day of each fiscal quarter and minimum consolidated revenue amounts over a trailing four quarter period. The obligations under the Credit Facility are secured by substantially all of the Company’s and its domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions.
As of September 30, 2025, we had no drawn amounts on the Credit Facility. During the quarter ended September 30, 2025, the Company did not withdraw funds under the Credit Facility.
Debt Extinguishment
On June 30, 2025, we used our Credit Facility to extinguish our Term Loan, as defined below, and repaid the principal balance, accrued interest, and an early termination premium for $64.4 million, which resulted in a loss on debt extinguishment of $5.7 million. The draw from the credit facility was subsequently repaid the same day, leaving no outstanding amounts drawn under the Credit Facility at September 30, 2025.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s long-term debt associated with the Term Loan consisted of the following:

	September 30, 2025	December 31, 2024
Principal	$—	$65,972
Less: debt issuance cost & discounts, net of amortization	—	(8,981)
Net carrying amount	—	56,991
Less: current portion	—	—
Total long-term debt, net	$—	$56,991
2024 Convertible Notes
During the year ended December 31, 2024, Starlab Space LLC entered into convertible promissory note agreements (“2024 Convertible Notes”) for a total principal of approximately $10.1 million. In January 2025, Starlab Space LLC raised an additional $0.1 million. As of September 30, 2025, after the conversion of the 2024 Convertible Notes, there was no principal outstanding under the 2024 Convertible Notes.
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
On April 8, 2025, the Company contributed an additional $15.0 million into Starlab Space LLC through Voyager Ventures, LLC, a wholly owned subsidiary of the Company. This was deemed a “qualified financing event,” as described under item (i) above and, pursuant to the terms of the promissory note agreement, the 2024 Convertible Notes converted into Starlab Space LLC equity held by passive equity members.
As of September 30, 2025, due to the conversion, there was no remaining balance outstanding under the 2024 Convertible Notes. The result of the Note Conversion liquidated the embedded and convertible note balance into equity, with a resulting loss on conversion of $2.1 million.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
SMI Promissory Notes
In May and June 2023, we acquired additional shares of Space Micro Inc (“SMI”) from certain minority stockholders in exchange for Promissory Notes in aggregate amount of approximately $28.4 million. In October 2024, the Promissory Notes were modified for certain shareholders to be payable in our equity securities at the earlier of October 2, 2025 or the completion of our initial public offering, and for other shareholders at the earlier of October 2, 2026 or the completion of our initial public offering. The Promissory Notes bear interest at the Wall Street Journal Prime Rate, which is accrued in arrears. The Company had no outstanding balance as of September 30, 2025 and an outstanding balance of approximately $24.6 million as of December 31, 2024. In alignment with the terms of the SMI Promissory Notes, these notes were converted into Class A common stock upon the Company's successful initial public offering during June 2025. As a result of the conversion, the SMI Promissory Notes have been retired in full.
9.   REDEEMABLE NONCONTROLLING INTERESTS
The following tables present the changes in redeemable noncontrolling interest for the three and nine months ended September 30, 2025 and September 30, 2024:

Three Months Ended September 30, 2025	Altius	XO	VTS	SMI	Total
Balance at June 30, 2025	$—	$19,836	$—	$—	$19,836
Net income (loss) attributable to redeemable noncontrolling interests	—	(36)	—	—	(36)
Redemptions of redeemable noncontrolling interests	—	(19,800)	—	—	(19,800)
Balance at September 30, 2025	$—	$—	$—	$—	$—

Three Months Ended September 30, 2024	Altius	XO	VTS	SMI	Total
Balance at June 30, 2024	$(866)	$21,890	$20,170	$1,551	$42,745
Net income (loss) attributable to redeemable noncontrolling interests	(15)	42	66	(7)	86
Redemptions of redeemable noncontrolling interests	—	—	(9,492)	—	(9,492)
Balance at September 30, 2024	$(881)	$21,932	$10,744	$1,544	$33,339

Nine Months Ended September 30, 2025	Altius	XO	VTS	SMI	Total
Balance at December 31, 2024	$—	$21,542	$10,889	$—	$32,431
Net income (loss) attributable to redeemable noncontrolling interests	—	(302)	87	—	(215)
Redemptions of redeemable noncontrolling interests	—	(21,240)	(10,976)	—	(32,216)
Balance at September 30, 2025	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2024	Altius	XO	VTS	SMI	Total
Balance at December 31, 2023	$(885)	$22,014	$20,046	$1,582	$42,757
Net income (loss) attributable to redeemable noncontrolling interests	4	(82)	190	(38)	74
Redemptions of redeemable noncontrolling interests	—	—	(9,492)	—	(9,492)
Balance at September 30, 2024	$(881)	$21,932	$10,744	$1,544	$33,339
As a result of the redemption of redeemable noncontrolling interests at Valley Tech Systems, Inc. (“VTS”) and XO Markets Holdings Inc. (“XO”) presented above, the Company's ownership interest is 100% as of the period ended September 30, 2025. All redemptions of redeemable noncontrolling interests were purchased in cash, other than a $3.3 million redemption for VTS during the period ended March 31, 2025, which was redeemed with Voyager equity in a swap of VTS common shares for Voyager Common stock.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
10.   STOCK-BASED COMPENSATION
2025 Incentive Award Plan
In 2025, the Company adopted the 2025 Incentive Award Plan (“2025 Plan”), under which the Company may grant cash and equity-based incentive awards which include, but are not limited to, Restricted Stock Awards (“RSAs”) and Stock Options to employees, directors, and consultants to the Company or its subsidiaries.
The aggregate number of shares of Class A common stock or Class B common stock, if determined by the plan administrator, available for issuance under the 2025 Plan is equal to the sum of 4.4 million shares plus any shares available for issuance under the Company's 2020 Incentive Plan (“2020 Plan”) as of the effective date of the 2025 Plan, or 1.0 million shares. The amount of shares available for issuance is eligible to increase on the first day of each calendar year beginning January 1, 2026 and ending on and including January 1, 2035 by the lesser of (i) 5% of the shares of Class A common stock and Class B common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year and (ii) such lesser amount as determined by the Company’s Board of Directors. As of September 30, 2025, approximately 4.3 million shares were available for future grants under the 2025 Plan.
The following table presents the Company's employee and non-employee RSA activity under the 2025 Plan:

	RSA Awards	Weighted-Average Grant Date Fair Value
Nonvested RSAs outstanding as of March 31, 2025	—	$—
Issued	807,750	31.00
Nonvested RSAs outstanding as of June 30, 2025	807,750	31.00
Issued	103,525	30.59
Forfeited	(36,500)	31.00
Nonvested RSAs outstanding as of September 30, 2025	874,775	$30.95
The Company issued 807,750 RSAs associated with the Voyager IPO in June 2025. The fair value of the RSAs granted was $31.00 per share based on the grant date associated with the Voyager IPO when all terms and conditions were approved and communicated to employees. The RSAs have service-only vesting conditions and vest after each of the third, fourth, and fifth years of service.
The Company issued an additional 103,525 RSAs during the three months ended September 30, 2025. The RSAs have service-only vesting conditions and vest over a four year service period beginning after the first year of service. All RSAs granted to employees are considered legally issued and outstanding for voting purposes. However, for accounting and dilution purposes, only vested awards are considered issued and outstanding.
Stock-based compensation expense related to RSAs for the three and nine months ended September 30, 2025 was $2.0 million and $2.3 million, respectively.
The Company also issued an immaterial amount of Restricted Stock Units (“RSUs”) during the three months ended September 30, 2025.
2020 and 2025 Incentive Award Plan - Options
The Company maintains options under the 2020 Incentive Award Plan; however, following the effectiveness of the 2025 Plan, no further grants will be made under the 2020 Plan. During the three months ended September 30, 2025, the Company issued additional stock options under the 2025 Plan with terms materially consistent with those previously issued under the 2020 Plan.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
All Stock Options issued before November 2024 under the 2020 Plan accelerated and vested upon completion of the IPO in June 2025. Stock-based compensation expense for the 2020 Plan options outstanding was $0.1 million and $13.1 million for the three and nine months ended September 30, 2025, respectively. Stock-based compensation expense for the 2020 Plan options outstanding was $0.8 million and $2.7 million for the three and nine months ended September 30, 2024.
11.   NET SALES
Disaggregation of Net Sales
The following tables present the disaggregation of net sales from contracts with our customers:

Three Months Ended September 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$26,874	$9,150	$—	$—	$36,024
International Government	—	77	—	—	77
Commercial	1,634	2,464	—	(612)	3,486
Total net sales	$28,508	$11,691	$—	$(612)	$39,587

Three Months Ended September 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$14,022	$17,597	$—	$—	$31,619
International Government	—	106	—	—	106
Commercial	7,750	2,083	—	(1,959)	7,874
Total net sales	$21,772	$19,786	$—	$(1,959)	$39,599

Nine Months Ended September 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$78,417	$28,562	$—	$—	$106,979
International Government	—	213	—	—	213
Commercial	8,827	6,344	—	(2,595)	12,576
Total net sales	$87,244	$35,119	$—	$(2,595)	$119,768

Nine Months Ended September 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Eliminations	Total

U.S. Government	$41,924	$47,952	$—	$—	$89,876
International Government	—	622	—	—	622
Commercial	13,577	8,354	—	(5,961)	15,970
Total net sales	$55,501	$56,928	$—	$(5,961)	$106,468

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The approximate revenue based on geographic location of customers is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S.	$37,470	$33,402	$110,640	$96,425
Europe	2,008	6,052	8,638	9,160
Other	109	145	490	883
Total net sales	$39,587	$39,599	$119,768	$106,468

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

	September 30, 2025	December 31, 2024
Contract assets (current and non-current)	$31,054	$24,128
Contract liabilities (current and non-current)	$11,093	$24,127
Contract assets increased primarily due to a difference in timing of billing on cost-plus programs and revenue recognition. The change in contract liabilities was driven primarily by the timing difference of milestone billing and revenue recognition.
The amount of revenue recognized for the nine months ended September 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $15.5 million. The amount of revenue recognized for the nine months ended September 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $6.4 million.
The below table summarizes the favorable (unfavorable) impact of the net estimate at completion (“EAC”) adjustments for the following periods:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net EAC adjustments	$(4,272)	$(1,508)	$(10,457)	$(2,706)
Net sales	(4,355)	(1,159)	(7,708)	(876)
Basic net loss per share	(0.15)	(0.21)	(0.53)	(0.28)
Diluted net loss per share	$(0.15)	$(0.21)	$(0.53)	$(0.28)
During the three and nine months ended September 30, 2025, the Company experienced EAC growth on a significant program that led to increases of approximately $2.7 million and $5.7 million, respectively, during the periods primarily related to cost growth associated with new program requirements.
Performance Obligations
As of September 30, 2025, the Company had approximately $88.2 million of remaining performance obligations associated with contracts with an original duration of one year or greater. The Company will recognize net sales as such obligations are satisfied. The Company expects to recognize net sales relating to existing performance obligations of approximately $37.8 million, $42.6 million, and $7.8 million for the remaining fiscal year 2025, fiscal year 2026, and thereafter, respectively.

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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Sales:
Defense and National Security	$28,508	$21,772	$87,244	$55,501
Space Solutions	11,691	19,786	35,119	56,928
Starlab Space Stations	—	—	—	—
Total Net Sales, reportable segments	40,199	41,558	122,363	112,429
Intersegment eliminations	(612)	(1,959)	(2,595)	(5,961)
Total Net Sales	$39,587	$39,599	$119,768	$106,468

Other Segment Expenses(1):
Defense and National Security	$30,464	$20,896	$87,244	$53,870
Space Solutions	12,317	18,168	38,272	55,364
Starlab Space Stations	6,150	(3,997)	10,932	6,537
Total Other Segment Expenses, reportable segments	48,931	35,067	136,448	115,771
Intersegment eliminations	(612)	(1,959)	(2,595)	(5,961)
Corporate and other expenses	8,961	15,320	34,030	20,336
Total Other Segment Expenses	$57,280	$48,428	$167,883	$130,146

Adjusted EBITDA:
Defense and National Security	$(1,956)	$876	$—	$1,631
Space Solutions	(626)	1,618	(3,153)	1,564
Starlab Space Stations	(6,150)	3,997	(10,932)	(6,537)
Total Adjusted EBITDA, reportable segments	(8,732)	6,491	(14,085)	(3,342)
Intersegment eliminations	—	—	—	(24)
Corporate and other expenses	(8,961)	(15,320)	(34,030)	(20,336)
Depreciation & amortization	(3,130)	(4,124)	(8,440)	(9,595)
Stock-based compensation	(2,120)	(845)	(15,390)	(2,688)
Impairment	—	(3,594)	—	(3,594)
Finance and interest expense, net	(200)	(2,940)	(5,452)	(9,029)
Net loss attributable to noncontrolling interests	(2,063)	(280)	(4,737)	(3,138)
Interest income	4,313	1,386	7,826	1,386
Other(2)	795	4,071	(6,655)	(5,672)
Loss before taxes	$(20,098)	$(15,155)	$(80,963)	$(56,032)
__________________
(1)Other Segment Expenses consist of cost of sales, research and development, selling, general, and administrative and other income or expense items which are not deducted when calculating Adjusted EBITDA.
(2)Other consists of acquisition costs, restructuring, impairment, and other income or expense items which are deducted when calculating Adjusted EBITDA. In prior period filings, 'Interest income' was grouped into this line item. During the third quarter of 2025, it was broken out due to materiality.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s capital expenditures are as follows:

Three Months Ended September 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$1,554	$171	$37,184	$126	$39,035
Total	$1,554	$171	$37,184	$126	$39,035

Three Months Ended September 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$322	$419	$19,692	$—	$20,433
Total	$322	$419	$19,692	$—	$20,433

Nine Months Ended September 30, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$2,769	$919	$92,434	$178	$96,300
Total	$2,769	$919	$92,434	$178	$96,300

Nine Months Ended September 30, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property, plant and equipment	$1,131	$1,328	$50,299	$—	$52,758
Total	$1,131	$1,328	$50,299	$—	$52,758
Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2025 and December 31, 2024, respectively.
13.   INCOME TAXES
The effective tax rate was 8.8% and (0.6)% for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 2.0% and (0.4)% for the nine months ended September 30, 2025 and 2024. The effective tax rates for all periods presented differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in the valuation allowance. The Company does not anticipate a significant change to the Company’s gross unrecognized tax benefits within the next 12 months.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The change in the tax law will be partially effective in the current 2025 fiscal year, with additional provisions going into effect in future years. The primary impacts to the Company include the ability to expense U.S. research and development expenditures paid or incurred due to the permanent suspension of the current Section 174 requirement to capitalize and amortize, the ability to expense 100% of the cost of qualified property through Section 168 bonus depreciation, and expanded allowance for deducting business interest expense.
Following guidance provided by ASC 740, the company applied the relevant provisions of the OBBB in the third quarter of 2025, the period the tax legislation is enacted in. Due to the valuation allowance recorded by the Company, these changes have not had a material impact in the current reporting period. The Company is continuing to analyze the OBBB with its professional advisors and anticipates no material future impact on the value of deferred tax assets and liabilities, the Company's future taxable income and effective tax rate. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts.
14.   NET LOSS PER COMMON SHARE
The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net loss attributable to Voyager Technologies, Inc.	$(16,273)	$(14,967)	$(74,593)	$(53,112)
Accrued value of preferred stock dividends(1)	—	5,591	11,259	16,079
Net loss attributable to common shareholders	(16,273)	(20,558)	(85,852)	(69,191)
Accretion and fair value adjustment on ZIN earnout	—	—	—	(5,534)
Net loss attributed to common shareholders, diluted	$(16,273)	$(20,558)	$(85,852)	$(74,725)
Denominator:
Weighted-Average common shares outstanding, basic	58,407	12,736	34,147	12,603
Shares issuable assuming ZIN earnout	—	—	—	3
Weighted-Average common shares outstanding, diluted	58,407	12,736	34,147	12,606
Net loss per share:
Basic	$(0.28)	$(1.61)	$(2.51)	$(5.49)
Diluted	$(0.28)	$(1.61)	$(2.51)	$(5.93)
__________________
(1)During the three months ended September 30, 2024, the Class A-1 preferred stock accrued dividends were approximately $3.4 million, equal to $0.33 per share. During the three months ended September 30, 2024, the Class B convertible preferred stock accrued dividends were approximately $2.1 million, equal to $0.43 per share. There were no Class A-1 or Class B preferred stock dividends accrued during the three months ended September 30, 2025. During the nine months ended September 30, 2025 and September 30, 2024, the Class A-1 preferred stock accrued dividends of approximately $7.3 and $9.8 million, respectively, equal to $1.05 and $0.94 per share, respectively. During the nine months ended September 30, 2025 and September 30, 2024, the Class B convertible preferred stock accrued dividends of approximately $3.9 and approximately $6.3 million, respectively, equal to $1.20 and $1.28 per share, respectively.

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

	September 30, 2025	September 30, 2024
Stock options	4,708	3,267
Warrants	1,104	974
SMI Note	—	1,453
Preferred stock (as converted to common shares)	—	22,662
Total common stock equivalents	5,812	28,356
15.   JOINT VENTURE
The Company is a partial owner of a joint venture company, Starlab Space LLC (“Starlab JV”), which began operating on April 12, 2024 when the Space Act Agreement (“SAA”) was novated with National Aeronautical and Space Administration (“NASA”). Through the SAA, the Company will receive financial assistance through Government grants for certain eligible expenses to design, build and maintain a commercial space station.
As described within Note 8, “Debt”, on April 8, 2025, the Company contributed an additional $15.0 million into Starlab JV through Voyager Ventures, LLC, a wholly owned subsidiary of the Company. As a result of this qualified financing event, in April 2025, the 2024 Convertible Notes converted into Starlab JV equity held by passive equity members. In the second quarter of 2025, Voyager Ventures, LLC, contributed another $35.0 million into the Starlab JV. As of September 30, 2025, the Company's ownership stake is 64.4%.
Consolidated Variable Interest Entity
The Company evaluated its interests in Starlab JV and determined that it has a variable interest as of September 30, 2025. Due to the Company’s obligation to absorb losses and the right to receive benefits from the Variable Interest Entity (“VIE”) along with the ability to direct the activities that most significantly impact Starlab JV’s economic performance (including control over three of the five seats on the Board of Directors at Starlab JV), the Company was determined to be the primary beneficiary and is therefore consolidating the Starlab JV.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

ASSETS	September 30, 2025	December 31, 2024
Cash and cash equivalents	$47,127	$17,808
Prepaid expenses and other current assets	20,185	2,716
Property and equipment, net	92,118	36,188
Operating lease right-of-use assets	84	140
Other assets	12	14
TOTAL ASSETS	$159,526	$56,866
LIABILITIES
Accounts payable	$16,575	$18,781
Operating lease liabilities	85	84
Accrued expenses and other current liabilities	14,972	5,414
Operating lease liabilities, non-current	—	56
Convertible notes, net	—	7,435
Embedded derivatives	—	2,723
TOTAL LIABILITIES	$31,632	$34,493
16.   COMMITMENTS AND CONTINGENCIES
Non-Cancelable Service Contract Commitments
The Company has a commitment for launch services for the Starlab program. As of September 30, 2025 and December 31, 2024, the Company has a commitment for one launch at a future estimated launch date for $90.0 million. The terms of the arrangement also allow the Company to terminate the agreement for convenience for 25% of the contract value less what has been paid inception to date. If the Company were to cancel the launch services, it would owe $13.5 million to the launch provider.
Non-Cancelable Subscription-Based Services
The Company has a commitment for subscription-based services to assist in payload and launch analyses for the Starlab program and throughout the business units for various contracts. As of September 30, 2025 and December 31, 2024, the Company has a commitment for four annual installments through 2028, totaling $2.0 million.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
17.   RELATED PARTIES
The Company had the following balances outstanding from transactions with related parties:

	As of
	September 30, 2025	December 31, 2024
Accounts receivable, net- related parties	$—	$—
Accounts payable- related parties	$—	$17

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company recorded the following amounts from transactions with related parties:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales- related parties	$—	$—	$—	$—
Expenses- related parties	$306	$156	$775	$447
18.   SUPPLEMENTAL CASH FLOW
Selected cash payments and non-cash activities are as follows:

	Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2025	September 30, 2024
Supplemental cash flow information:
Cash paid for interest	$2,905	$4,929
Cash paid for income taxes	820	623
Supplemental non-cash investing and financing activities:
Warrants issued for common stock	3,807	1,135
Operating lease liabilities arising in exchange for obtaining right-of-use assets	2,075	670
Non-cash services and prepaid expenses contracted in exchange for Common stock	3,000	—
Non-cash services and prepaid expenses contracted in exchange for Starlab equity	18,384	9,794
Issuance of Class A common stock and Common stock in consideration for business acquisition	6,709	—
Issuance of Common stock for purchase of noncontrolling interest	4,787	—
Conversion of debt to Common stock upon initial public offering	25,336	—
Conversion of 2024 Convertible Notes to equity	8,002	—
Non-cash additions of property, plant and equipment	$5,206	$4,980
19.   SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 4, 2025, the date the condensed consolidated financial statements were issued.
Strategic Partner Loan
The Company entered into an agreement on October 1, 2025 to provide a $7 million, interest-free bridge loan issued to a strategic partner. The bridge loan has a maturity date of three months from the date of issuance.
Acquisition
On October 24, 2025 the Company acquired 100% of the equity ownership of ExoTerra Resources, LLC, which is headquartered in Littleton, Colorado for a transaction value of $100.0 million, which was comprised of approximately $69.0 million in cash, $11.0 million in Class A common stock, and $20.0 million in contingent consideration based on potential revenue achievements. The acquisition was made to bolster the Company's American propulsion capabilities and enhance the Company's electric propulsions systems and offerings. Due to the timing of this acquisition, the initial accounting is not yet complete.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion of our financial condition and results of operations should be read together with the unaudited interim condensed consolidated financial statements and related notes that are included within Item 1 of this Quarterly Report, as well as the audited financial statements and the related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and “Forward-Looking Statements” elsewhere in this Quarterly Report.
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
We have grown both organically and through acquisitions, including Nanoracks, Valley Tech Systems, Space Micro, and Zin Technologies. We serve as a “prime” contractor and “subcontractor” to various government and private enterprise customers through our defense, national security, and space product offerings. Since 2019, we have executed and successfully vertically and horizontally integrated nine acquisitions, and have grown our revenue to $39.6 million and $119.8 million for the three and nine months ended September 30, 2025, respectively. In addition, we received cash proceeds of $4.0 million and $46.5 million during the three and nine months ended September 30, 2025, respectively, (with $43.8 million of eligible proceeds remaining as of September 30, 2025) from our $217.5 million development grant with NASA to design Starlab, the commercial space station replacement for the ISS which is set to be decommissioned in 2030. We intend to operate Starlab through the Starlab JV, a Voyager-led and majority-owned global joint venture, with international equity partners that include Airbus, Mitsubishi, MDA Space, and Palantir. Our growth and increased size and scale are the result of investment and focus on our key technology offerings, as well as our ability to attract, cultivate and integrate accretive acquisitions.
Unless otherwise indicated, our significant accounting policies and estimates, material cash requirements, commitments, contingencies and business risks and uncertainties as described in our Management’s Discussion and Analysis (“MD&A”) are substantially unchanged from what is disclosed in our Prospectus.
Key Factors Affecting Our Performance
Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below.

Government Expenditures and Private Enterprise Investment
Government expenditure and private enterprise investment have fueled the growth in our target markets and we expect the continued availability of government expenditures and private investment for our customers to help fund purchases of our products and services. However, changes in the volume and relative mix of government expenditures and private investment, as well as in areas of spending growth, may impact our results of operations. In particular, our results can be affected by shifts in strategies and priorities on defense-related programs, commercial space exploration, and space infrastructure. Cost-cutting and efficiency initiatives, current and future budget restrictions, spending cuts, and other efforts to reduce government expenditures and private enterprise investment, as well as shifts in overall priorities, could cause our government and private enterprise customers to reduce or delay funding or invest appropriated funds on a less consistent basis or not at all, and demand for our solutions or services could diminish. Furthermore, any disruption in the functioning of government agencies, including as a result of government closures and shutdowns, could have a negative impact on our operations and cause us to lose revenue or incur additional costs due to, among other things, our inability to maintain access and schedules for government testing or deploy our staff to customer locations or facilities as a result of such disruptions.
There is also uncertainty around the timing, extent, nature, and effect of Congressional and other U.S. government actions to address budgetary constraints and caps on the discretionary budget for defense and non-defense departments and agencies. In addition, there is uncertainty around the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps. Additionally, budget deficits and the growing U.S. national debt may increase pressure on the U.S. government to continue to reduce federal spending across all federal agencies, with uncertainty about the size and timing of those reductions. Furthermore, delays in the completion of future U.S. government budgets could delay procurement of the federal government services that we provide. A reduction in the amount of, or reductions, delays, or cancellations of funding for, services that we are contracted to provide to the U.S. government due to any of these impacts or related initiatives, legislation or otherwise could have a material adverse effect on our business and results of operations.
Backlog
Our total backlog is comprised of funded and unfunded backlog. Our funded backlog represents the portion of definitized contracts with customers that contain remaining performance obligations. Unfunded backlog includes unexercised contract options and potential bookings under indefinite delivery/indefinite quantity (“IDIQ”) contracts. In order to effectively manage our resources and develop our financial budgets, we continuously monitor our backlog.
Our backlog may also include, as of any date of estimation, change orders that have been confirmed for any project, either in writing or verbally, or formally contracted. Change orders may increase or decrease the amount we ultimately bill for a particular project, causing us to realize more or less revenue from a project than was reflected in our backlog as of the date of estimation. Additionally, prior to categorizing a project as part of our backlog, we maintain a running list of projects that are in an advanced stage of active bidding and discussion, including potential change orders for current projects, but for which the customer has not yet confirmed the commercial terms, the value of the contract, and/or the scope of our work. These projects are tracked for project planning and budgeting of the business. Once the terms of these projects are further progressed in line with our backlog criteria, they are recorded in our funded backlog.
Backlog in all of our segments includes both single and multi-year awards. Fluctuations in backlog are driven primarily by the timing of large program wins. Total backlog as of September 30, 2025 was $188.6 million, of which $88.2 million was funded. We expect to convert approximately 42.9% of the total $88.2 million of funded backlog as of September 30, 2025 into revenue in the remaining periods of 2025.

In addition, our backlog is subject to meaningful customer concentration risk. As of September 30, 2025, approximately 62.6% of the total dollar value of our funded backlog related to three customers. The top ten customers in our backlog represent approximately 90.4% of the total dollar value of our funded backlog. For purposes of evaluating our backlog, we consider all U.S. government entities to be one customer. Additionally, backlog that is originally funded through U.S. government efforts is considered to be U.S. government backlog even if the program is directly contracted through an intermediary.
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
In particular, profitability can fluctuate depending on the type of contract award. Contracts with certain customers reflect firm fixed pricing structures. As a result, our gross profit is dependent on the efficient and effective execution of our contracts. Our ability to maximize gross profit may be impacted by, but not limited to, unanticipated cost overruns, disruptions in our supply chains, learning curve, and non-recurring engineering costs related to our contracts with customers. If our fixed price development efforts create a larger portion of our revenue output, we may have a higher risk profile, which may result in reduced margins.

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
Ability to Improve Profit Margins and Scale our Business
We intend to continue to invest in initiatives to improve our operating leverage and significantly ramp up production. We believe continued reductions in costs and increases in production volumes will cause the cost of production to decline and improve our profit margins. Our ability to achieve our production-efficiency objectives could be negatively impacted by a variety of factors including, but not limited to, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Voyager Technologies, Inc. and our consolidated subsidiaries and have been prepared in conformity with GAAP. All intercompany amounts have been eliminated in consolidation.
Components of Results of Operations
Net Sales
Net sales in the consolidated statements of operations consists entirely of revenue from contracts with customers, net of sales discounts. Our sales are derived from a combination of cost-plus contracts, firm fixed price contracts, and time and materials contracts for both U.S. government and commercial and international deliverables. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon satisfying the performance obligations identified in the contract, which is achieved as services are rendered, upon completion of a service, or through the transfer of control of the promised good or service to the customer either at a point-in-time or over time. Our contracts can range from short-term periods of less than 12 months to multi-year obligations.
We generate net sales in our Defense and National Security segment, which represented approximately 70.9% and 71.3% of our total net sales for the three and nine months ended September 30, 2025, respectively, and 52.4% and 49.4% for the three and nine months ended September 30, 2024, respectively, by providing leading technology capabilities that support marquee programs with expertise in defense systems, signals intelligence, communication technologies, guidance, navigation systems and control systems.
We generate net sales in our Space Solutions segment, which represented approximately 29.1% and 28.7% of our total net sales for the three and nine months ended September 30, 2025, respectively, and 47.6% and 50.6% for the three and nine months ended September 30, 2024, respectively, by providing technology solutions, operating at the forefront of space technology and specializing in mission enabling, reliable hardware, software and engineering services for space missions. Our portfolio offering includes advanced space technology systems, space infrastructure and space science.

The following tables set forth our net sales by contract type for the periods indicated:

	Three Months Ended		Nine Months Ended
Net sales by contract type (dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost-plus fee and time and materials	$21,496	$22,713	$69,641	$62,467
Firm fixed price	18,091	16,886	50,127	44,001
Total net sales	$39,587	$39,599	$119,768	$106,468
The following tables set forth our net sales by customer for the periods indicated:

	Three Months Ended		Nine Months Ended
Net sales by customer (dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
U.S. Government	$36,024	$31,619	$106,979	$89,876
Commercial and international	3,563	7,980	12,789	16,592
Total net sales	$39,587	$39,599	$119,768	$106,468
Starlab Space Stations does not and is not expected to generate revenue from customers in the near term. However, Starlab has received significant funding from NASA under our SAA. The Starlab program is partially funded through government grants. These grants are not considered revenue. We expect to continue to receive funding from NASA in the near term and before we begin to generate revenue (See “—Research and Development Costs—Government Grants” for additional details).
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

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, software and facility costs. For the three and nine months ended September 30, 2025, gross research and development costs were $3.5 million and $12.3 million, respectively. For the three and nine months ended September 30, 2024, gross research and development costs were $1.3 million and $9.9 million, respectively.
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
On December 1, 2021, Nanoracks LLC, a subsidiary of Voyager, entered into an agreement under the SAA with NASA (the “Nanoracks Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Nanoracks Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. Once a milestone is earned, we are under no further obligation to continue work on Starlab. Milestone payments are expected to be earned through December 2025. As of September 30, 2025, we have cumulatively earned $173.7 million in milestones under the program, with $127.2 million in milestones earned as of December 31, 2024. All milestones earned as of September 30, 2025 and December 31, 2024 were received in cash.
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the government grant assistance is related to costs incurred, the assistance is deducted from the related expense. The following table sets forth the government grant assistance offset against research and development and construction in progress, respectively, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Government grant assistance offset against research and development	$428	$1,720	$4,678	$2,620
Government grant assistance offset against construction in progress	$3,600	$15,480	$41,850	$29,730
For the nine months ended September 30, 2024, the assistance offset against construction in progress assets included grant funding for capital expenditures not yet incurred of $6.0 million in accrued expenses and other current liabilities on the consolidated balance sheets.
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
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Net sales	$39,587	$39,599	$(12)	—%	$119,768	$106,468	$13,300	12.5%
Cost of sales	33,497	30,276	3,221	10.6%	99,883	81,701	18,182	22.3%
Selling, general, and administrative	25,106	15,173	9,933	65.5%	81,633	44,058	37,575	85.3%
Research and development	3,038	(397)	3,435	*	7,580	7,240	340	4.7%
Impairment losses	—	3,594	(3,594)	*	—	3,594	(3,594)	*
Amortization of acquired intangibles	1,989	3,046	(1,057)	(34.7)%	5,141	6,535	(1,394)	(21.3)%
Loss from operations	$(24,043)	$(12,093)	$(11,950)	98.8%	$(74,469)	$(36,660)	$(37,809)	103.1%
Other income (expense):
Loss on debt extinguishment	$—	$(584)	$584	(100.0)%	$(7,804)	$(11,297)	$3,493	(30.9)%
Finance and interest expense, net	(200)	(2,940)	2,740	(93.2)%	(5,452)	(9,029)	3,577	(39.6)%
Other income, net	4,145	462	3,683	*	6,762	954	5,808	*
Loss before income taxes	(20,098)	(15,155)	(4,943)	32.6%	(80,963)	(56,032)	(24,931)	44.5%
Income tax expense (benefit)	(1,762)	92	(1,854)	*	(1,633)	218	(1,851)	*
Net loss	(18,336)	(15,247)	(3,089)	20.3%	(79,330)	(56,250)	(23,080)	41.0%
Net loss attributable to noncontrolling interests	(2,063)	(280)	(1,783)	*	(4,737)	(3,138)	(1,599)	51.0%
Net loss attributable to Voyager Technologies, Inc.	$(16,273)	$(14,967)	$(1,306)	8.7%	$(74,593)	$(53,112)	$(21,481)	40.4%
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%

Net sales

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Net sales	$39,587	$39,599	$(12)	—%	$119,768	$106,468	$13,300	12.5%
For the three months ended September 30, 2025, the increase in net sales was primarily due to an increase in sales in the Defense and National Security segment, which experienced growth of $8.0 million in external sales driven by significant programs won during 2024, offset by a decrease of $8.0 million in net sales in the Space Solutions segment, driven by lower volumes in U.S. Government sales. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”
For the nine months ended September 30, 2025, the increase in net sales was primarily due to an increase in sales in the Defense and National Security segment, which experienced growth of $34.5 million in external sales driven by significant increases in U.S. Government revenue volume, offset by a decrease of $21.2 million in net sales in the Space Solutions segment, driven primarily by lower volumes in U.S. Government sales. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”
Cost of sales

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Cost of sales	$33,497	$30,276	$3,221	10.6%	$99,883	$81,701	$18,182	22.3%
For the three months ended September 30, 2025, the increase in costs of sales was primarily due to an increase in sales volumes and program input costs in the Defense and National Security segment, driving a $7.0 million cost increase in the quarter ended September 30, 2025. The increase was primarily offset by lower volumes and program input costs in the Space Solutions segment, which drove a decrease in costs of sales year over year of $4.8 million.
For the nine months ended September 30, 2025, the increase in costs of sales was primarily due to an increase in sales volumes and program input costs in the Defense and National Security segment, driving a $29.1 million cost increase in the quarter ended September 30, 2025. The increase was primarily offset by lower volumes and program input costs in the Space Solutions segment, which drove a decrease in costs of sales year over year of $11.0 million.
Selling, general, and administrative

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Selling, general, and administrative	$25,106	$15,173	$9,933	65.5%	$81,633	$44,058	$37,575	85.3%
For the three months ended September 30, 2025, the increase in selling, general, and administrative costs was primarily due to a $5.2 million increase in employee compensation expenses associated with headcount and benefit growth, along with a $4.5 million increase in administrative, marketing, and legal expense increases during the quarter ended September 30, 2025.
For the nine months ended September 30, 2025, the increase in selling, general, and administrative costs was primarily due to a $12.7 million increase in stock compensation costs mostly associated with the Company's initial public offering during the nine months ended September 30, 2025, a $6.0 million recovery during the nine months ended September 30, 2024 that did not occur during the same period in 2025, along with a $18.7 million increase in employee compensation expenses associated with internal commissions for fundraising efforts, salaries, accounting, IT, marketing and legal expense increases during the period ended September 30, 2025.

Research and development

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Research and development	$3,038	$(397)	$3,435	*	$7,580	$7,240	$340	4.7%
For the three months ended September 30, 2025, the increase in research and development, net was primarily due to $0.6 million and $1.5 million in additional research and development efforts at both Voyager and Starlab Space LLC, respectively, that occurred during the three months ended September 30, 2025, that did not recur in the same period during 2024. During the three months ended September 30, 2025 the Company also had a decrease in government grants attributable to contra expense of $1.2 million compared to the same period in 2024.
For the nine months ended September 30, 2025, the immaterial increase in research and development, net was primarily due to an increase in corporate research and development efforts of $3.0 million during the nine month period ended September 30, 2025 compared to the same period in 2024 mostly offset by an increase of $2.1 million of government grants attributable to contra expense compared to the same period in 2024.
Impairment losses

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Impairment losses	$—	$3,594	$(3,594)	*	$—	$3,594	$(3,594)	*
For the three and nine months ended September 30, 2025, the decrease in impairment losses was due to a $3.6 million impairment for the Company's Atomos investment that occurred during the three and nine months ended September 30, 2024, that did not recur in the same period during 2025.
Amortization of acquired intangibles

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Amortization of acquired intangibles	$1,989	$3,046	$(1,057)	(34.7)%	$5,141	$6,535	$(1,394)	(21.3)%
For the three and nine months ended September 30, 2025, the decrease in amortization of acquired intangibles to the three and nine months ended September 30, 2024 was driven primarily by amortization completion on intangibles from previous acquisition that occurred during 2024.
Finance and interest expense, net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Finance and interest expense, net	$(200)	$(2,940)	$2,740	(93.2)%	$(5,452)	$(9,029)	$3,577	(39.6)%
For the three and nine months ended September 30, 2025, the decrease in finance and interest expense as compared to the three and nine months ended September 30, 2024 was driven primarily by lower interest expenses associated with the Company's debt extinguishment in 2025.

Loss on debt extinguishment

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Loss on debt extinguishment	$—	$(584)	$584	(100.0)%	$(7,804)	$(11,297)	$3,493	(30.9)%
For the three and nine months ended September 30, 2025, the decreases in losses on debt extinguishments was driven by extinguishments of our Term Loan and Convertible Debt in the nine month period ended September 30, 2025 in comparison with the losses incurred related to debt extinguishment costs incurred during the three and nine months ended September 30, 2024 for the replacement of a prior term loan in exchange for the Term Loan.
Other income, net

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Other income, net	$4,145	$462	$3,683	*	$6,762	$954	$5,808	*
For the three and nine months ended September 30, 2025, the increase in other income, net was associated with increased interest income associated with increased cash holdings during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
Income tax expense (benefit)

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Income tax expense (benefit)	$(1,762)	$92	$(1,854)	*	$(1,633)	$218	$(1,851)	*
For the three and nine months ended September 30, 2025, the increase in income tax benefit was associated with a benefit in deferred tax expense during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024.
Results by Segment
Our Chief Operating Decision Maker measures the performance of our reportable segments based on net sales and Adjusted EBITDA. Our operating and reportable segments are: Defense and National Security, Space Solutions and Starlab Space Stations. During the second quarter of 2025, the Adjusted EBITDA metric was modified to remove non-cash services as an add back, and the prior periods have been have recast to present Adjusted EBITDA to align with the new composition of the metric. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level. See Note 12, “Segment Reporting” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Sales:
Defense and National Security	$28,508	$21,772	$87,244	$55,501
Space Solutions	11,691	19,786	35,119	56,928
Starlab Space Stations	—	—	—	—
Total Net Sales, reportable segments	40,199	41,558	122,363	112,429
Intersegment eliminations	(612)	(1,959)	(2,595)	(5,961)
Total Net Sales	$39,587	$39,599	$119,768	$106,468

Adjusted EBITDA:
Defense and National Security	$(1,956)	$876	$—	$1,631
Space Solutions	(626)	1,618	(3,153)	1,564
Starlab Space Stations	(6,150)	3,997	(10,932)	(6,537)
Total Adjusted EBITDA, reportable segments	(8,732)	6,491	(14,085)	(3,342)
Intersegment eliminations	—	—	—	(24)
Corporate and other expenses	$(8,961)	$(15,320)	$(34,030)	$(20,336)
Defense and National Security
The following table provides selected financial information for the Defense and National Security segment.

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Net sales	$28,508	$21,772	$6,736	30.9%	$87,244	$55,501	$31,743	57.2%

Adjusted EBITDA	$(1,956)	$876	$(2,832)	*	$—	$1,631	$(1,631)	*
Adjusted EBITDA margin percentage	(6.9)%	4.0%			—%	2.9%
For the three months ended September 30, 2025, the increase in net sales was driven primarily by a $12.9 million increase in U.S. government revenue compared to the three months ended September 30, 2024. The increase in net sales was driven by volume increases on programs including revenues derived significant program material purchases during the period, and was partially offset by a $6.1 million decrease in commercial sales based on completion of commercial programs. The decrease in Adjusted EBITDA was driven by the increase in program cost growth period over period.
For the nine months ended September 30, 2025, the increase in net sales was driven primarily by a $36.5 million increase in U.S. government revenue compared to the nine months ended September 30, 2024, partially offset by a $4.8 million decrease in commercial net sales due to lower commercial program volumes and program completion during the same comparable period. The increase in net sales was derived from program expansion, volume increases on existing programs and revenues derived significant program material purchases during the period. The decrease in Adjusted EBITDA was driven by the increase in program costs year over year.

Space Solutions
The following table provides selected financial information for the Space Solutions segment.

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Net sales	$11,691	$19,786	$(8,095)	(40.9)%	$35,119	$56,928	$(21,809)	(38.3)%

Adjusted EBITDA	$(626)	$1,618	$(2,244)	(138.7)%	$(3,153)	$1,564	$(4,717)	*
Adjusted EBITDA margin percentage	(5.4)%	8.2%			(9.0)%	2.7%
For the three months ended September 30, 2025, the decrease in net sales was driven primarily by a $8.4 million decrease in U.S. government revenue due to decreased volumes primarily related to programs that concluded before the three months period ended September 30, 2025 that were still ongoing during the three months ended September 30, 2024. The decrease in Adjusted EBITDA was driven by the lower program volume contributions during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, related to the lower volume on programs and increases in program costs that drove margin reduction.
For the nine months ended September 30, 2025, the decrease in net sales was driven primarily by a $19.4 million decrease in U.S. government revenue due to decreased volumes related to programs that concluded during the nine months period ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in Adjusted EBITDA was driven by the lower program contributions during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, related to the lower volume on programs and increases in program costs that drove margin reduction.
Starlab Space Stations
The following table provides selected financial information for the Starlab Space Stations segment.

	Three Months Ended		Change		Nine Months Ended		Change
(dollars in thousands)	September 30, 2025	September 30, 2024	Year over Year	%	September 30, 2025	September 30, 2024	Year over Year	%
Net sales	$—	$—	$—	*	$—	$—	$—	*

Adjusted EBITDA	$(6,150)	$3,997	$(10,147)	*	$(10,932)	$(6,537)	$(4,395)	67.2%
Adjusted EBITDA margin percentage	*	*			*	*
________________
*Not meaningful
For the three months ended September 30, 2025, the decrease in Adjusted EBITDA was driven primarily by an increase in Starlab operating expenses and research and development expenses of $5 million along with a decrease of $1.3 million of grant funding attributable to contra expenses, which were received in the quarter ended September 30, 2025 compared to the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the decrease in Adjusted EBITDA was driven primarily by an increase of $6.3 million of salary, fundraising and administrative expenses, offset by an increase $2.1 million in grant funding attributable to contra expenses for the nine months ended September 30, 2025 compared to the same period ended September 30, 2024.

Intersegment Eliminations
Intersegment eliminations are related to projects between our segments, including the construction of our Starlab program. Intersegment eliminations decreased to $0.6 million from $2.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, and decreased to $2.6 million from $6.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in intersegment eliminations in both periods was primarily related to a decrease in Starlab driven programs.
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

The following tables set forth our key performance metrics, which are further discussed below:

(dollars in thousands)	September 30, 2025	December 31, 2024
Funded backlog(1)
Defense and National Security	$46,807	$59,234
Space Solutions	41,379	42,499
Starlab Space Stations	—	—
Total funded backlog	88,186	101,733
Unfunded contract options(2)	100,417	98,349
Total backlog	$188,603	$200,082

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$39,587	$39,599	$119,768	$106,468
Gross profit	6,090	9,323	19,885	24,767
Net loss attributable to Voyager Technologies, Inc.	(16,273)	(14,967)	(74,593)	(53,112)
Adjusted EBITDA(3)	(17,693)	(8,829)	(48,115)	(23,702)
Adjusted loss per share	(0.22)	(1.56)	(1.73)	(4.29)
Net cash used in operating activities	(15,061)	(948)	(45,964)	(20,003)
Free cash flow(4)	$(49,896)	$(5,903)	$(100,676)	$(43,033)
________________
(1)Funded backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any unfunded contract options. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted.
(2)Unfunded contract options represent unfunded portions of contract value and customer options for future products or services that have not yet been exercised and potential bookings under IDIQ contracts. As of September 30, 2025, unfunded contract options were primarily comprised of customer options for future products or services that have not yet been exercised in the Defense and National Security segment.
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

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss attributable to Voyager Technologies, Inc.	$(16,273)	$(14,967)	$(74,593)	$(53,112)
Finance and interest expense, net	200	2,940	5,452	9,029
Depreciation and amortization	3,130	4,124	8,440	9,595
Income tax expense (benefit)	(1,762)	92	(1,633)	218
EBITDA	(14,705)	(7,811)	(62,334)	(34,270)
Stock-based compensation	2,120	845	15,390	2,688
Business acquisition costs(1)	482	25	922	255
Restructuring(2)	613	313	1,560	1,975
Impairment losses	—	3,594	—	3,594
Net loss attributable to noncontrolling interests	(2,063)	(280)	(4,737)	(3,138)
Interest income	(4,313)	(1,386)	(7,826)	(1,386)
Other(3)	173	(4,129)	8,910	6,580
Adjusted EBITDA	$(17,693)	$(8,829)	$(48,115)	$(23,702)
________________
(1)Business acquisition costs include legal costs and incremental transaction costs associated with an acquisition.
(2)Restructuring includes costs for retention and severance payments related to management’s decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines.
(3)Other includes capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, changes in fair value of earn out liabilities, and foreign exchange gain/loss that are all individually insignificant for the period. Other also contains debt extinguishment costs of $7.8 million for the nine months ended September 30, 2025, $0.6 million for the three months ended September 30, 2024, and $11.3 million for the nine months ended September 30, 2024. There were no debt extinguishment costs for the three months ended September 30, 2025.
Adjusted Earnings Per Share
We consider adjusted earnings per share to be a useful, supplemental measure of our operations on a per share basis adjusting for items that are considered either non-operational, significant infrequent expenses, or sources of income that are not recurring to the business on a frequent basis. We define adjusted earnings per share as the net income or loss attributable to common shareholders adjusted for stock-based compensation, business acquisition costs, restructuring, and other items mainly related to financing expenses and other individually immaterial items divided by our diluted basis number of weighted average shares outstanding during the period. Since the adjustments made for presentational purposes do not impact the tax basis of the Company, the adjustments have been presented on a tax free basis.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss attributable to common shareholders	$(16,273)	$(20,558)	$(85,852)	$(69,191)
Stock-based compensation	2,120	845	15,390	2,688
Business acquisition costs(1)	482	25	922	255
Restructuring(2)	613	313	1,560	1,975
Impairment losses	—	3,594	—	3,594
Other(3)	173	(4,129)	8,910	6,580
Adjusted net loss attributable to common shareholders	(12,885)	(19,910)	(59,070)	(54,099)
Adjusted net loss per common share	$(0.22)	$(1.56)	$(1.73)	$(4.29)
________________
(1)Business acquisition costs include legal costs and incremental transaction costs associated with an acquisition.
(2)Restructuring includes costs for retention and severance payments related to management’s decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines.
(3)Other includes capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, changes in fair value of earn out liabilities, and foreign exchange gain/loss that are all individually insignificant for the period. Other also contains debt extinguishment costs of $7.8 million for the nine months ended September 30, 2025, $0.6 million for the three months ended September 30, 2024, and $11.3 million for the nine months ended September 30, 2024. There were no debt extinguishment costs for the three months ended September 30, 2025.
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

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net cash used in operating activities	$(15,061)	$(948)	$(45,964)	$(20,003)
Purchases of property and equipment	(38,435)	(20,435)	(96,562)	(52,760)
Grant funding for property and equipment	3,600	15,480	41,850	29,730
Free cash flow	$(49,896)	$(5,903)	$(100,676)	$(43,033)
The reconciliation between total Voyager capital expenditures, Starlab Space Stations capital expenditures and capital expenditures excluding Starlab Space Stations is shown below:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total Voyager capital expenditures	$39,035	$20,433	$96,300	$52,758
Less: Starlab Space Stations capital expenditures	37,184	19,692	92,434	50,299
Capital expenditures excluding Starlab Space Stations	$1,851	$741	$3,866	$2,459
Innovation Spend
We are focused on delivering innovative solutions to the defense, national security, and space end markets, and research and development is at the core of our business. We believe innovation spend and innovation spend excluding Starlab provide our management and investors useful measures of our aggregate spend on research and development type activities in support of our customers’ needs and our future growth. However, innovation spend is an operating metric, not a financial measure calculated or presented in accordance with GAAP, and companies in our industry may calculate innovation spend or similar operating metrics differently than we do. We define innovation spend as research and development costs associated with IRS Section 174 categorization, as well as spend on designated development programs. Development programs are defined as initiatives that, when developed, will expand the Company’s product offerings under a customer funded arrangement. Innovation spend is comprised of various costs recognized in cost of sales and research and development costs within the consolidated statements of operations, as well as certain costs capitalized within property and equipment, net on our consolidated balance sheets. We define innovation spend excluding Starlab as innovation spend, minus the portion of innovation spend attributable to Starlab Space Stations. The table below sets forth the components of our innovation spend and innovation spend excluding Starlab for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended			Years Ended December 31,
(dollars in thousands)	September 30, 2025	June 30, 2025	March 31, 2025	2024	2023
Capitalized research and development under section 174	$44,080	$32,658	$33,599	$105,206	$46,222
Development program innovation spend(1)	5,277	5,989	5,513	22,024	20,330
Innovation spend	49,357	38,647	39,112	127,230	66,552
Less: Starlab Space Stations innovation spend	41,865	30,538	29,378	101,678	42,556
Innovation spend excluding Starlab Space Stations	$7,492	$8,109	$9,734	$25,552	$23,996
Innovation spend as a percentage of net sales	124.7%	84.6%	113.3%	88.2%	48.9%
Innovation spend excluding Starlab Space Stations as a percentage of net sales	18.9%	17.8%	28.2%	17.7%	17.6%

________________
(1)Development program innovation spend represents program spend on designated innovation programs within the business that is necessary for fulfillment of performance obligations on revenue generating programs.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of approximately $413.3 million, which primarily consisted of net proceeds from our IPO, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts. We currently expect that our principal sources of funding will include our current cash balances and ability to draw on our Credit Facility. We are focused on maintaining flexibility in the future evolution of our capital structure and seeking to access the lowest cost of capital while also remaining opportunistic as organic and external opportunities arise. Targeted external growth opportunities would be funded primarily with a mix of equity, cash, and debt. In addition to NASA funding, we expect to consider all financing options for Starlab, including funding through a combination of customer prebuys, the largest examples being other international space agencies, where prospective customers pay us in advance for usage of Starlab, as well as capital markets financing, including equity and project-based financing.
On June 12, 2025 we closed our initial public offering of 14,200,645 shares of our Class A common stock at a price of $31.00 per share, which included the exercise in full by the underwriters of their option to purchase from us an additional 1,852,258 shares of Class A common stock. The net proceeds to us from the IPO were approximately $409.4 million.
Our primary operating cash requirements include the payment of compensation and related costs, financing acquisitions, ongoing investment in Starlab and costs for our facilities, and information technology infrastructure. As of September 30, 2025, we believe our existing cash and cash equivalents and funds received from the capital and equity markets will be sufficient to meet our working capital and capital expenditure needs over the next twelve months and the foreseeable future.
We expect our cost of sales, operating expenses, and capital expenditures to increase in connection with our ongoing activities, particularly as we grow with our customers and win new business, expand our portfolio offering with new technologies, and continue to develop the next generation of space infrastructure.
Specifically, our costs, operating expenses and capital expenditures will increase as we:
•grow our revenue base;
•scale up our manufacturing processes and capabilities;
•maintain, expand, and protect our intellectual property portfolio; and

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
Summary of Cash Flows
The following table presents the major components of our cash used in operating activities, cash used in investing activities and cash provided by financing activities for the periods presented:

	Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	Change
Net cash used in operating activities	$(45,964)	$(20,003)	$(25,961)
Net cash used in investing activities	(89,809)	(23,030)	(66,779)
Net cash provided by financing activities	493,038	54,929	438,109
Effect of foreign exchange on cash and cash equivalents	125	23	102
Net increase in cash and cash equivalents	$357,390	$11,919	$345,471
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
The increase in cash used in operating activities was driven by a $22.8 million decrease in cash from working capital related to increases in prepaid expenses and reductions from contract liabilities related to more work performed on programs during the nine months ended September 30, 2025 than cash milestones collected on programs.
Investing Activities
The primary driver for the increase in cash used in investing activities relates to cash used for acquisitions of $32.6 million, cash used for investments of $2.5 million, and an increase in capital investment of $43.8 million, primarily at Starlab, offset by a $12.1 million increase in government grant funding received.
Financing Activities
The increase in cash provided by financing activities was driven by our IPO cash raised, net of underwriting and commissions of $409.4 million, and a $45.9 million and $69.6 million increase in Common stock and Series C fundraising, respectively, during the nine months ended September 30, 2025 as compared to the period ended September 30, 2024. These increases were offset by the repayment of our 2024 Term Loan of $64.4 million and repayment of our Preferred B dividends of $27.6 million along with the increase in financing inflows of $6.5 million mostly related to other financing raises during the nine months ended September 30, 2025.

Outstanding Indebtedness
The following table summarizes our long-term debt:

(dollars in thousands)	September 30, 2025	December 31, 2024
Term loan	$—	$65,972
2024 Convertible Notes	—	10,274
SMI Promissory Notes	—	24,593
Less: debt issuance costs	—	(11,820)
Net carrying amount	—	89,019
Less: current portion	—	665
Total long-term debt, net	$—	$88,354
On May 30, 2025, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200 million. The Credit Facility is intended to be used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the closing date and includes an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150 million, for a total potential facility size of $350 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on the Company’s consolidated liquidity levels, as defined in the agreement. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount as of the last day of each fiscal quarter and minimum consolidated revenue amounts over a trailing four quarter period. The obligations under the Credit Facility are secured by substantially all of the Company’s and its domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions.
As of September 30, 2025, we had no drawn amounts on the Credit Facility. During the quarter ended September 30, 2025, the Company did not withdraw funds under the Credit Facility. We currently have no indebtedness outstanding under the Credit Facility.
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
Interest Rate Risk
We had cash and cash equivalents totaling $413.3 million as of September 30, 2025. Our cash and cash equivalents are held for working capital purposes.
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
As of September 30, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities prior to maturity.
As of September 30, 2025 we are not exposed to interest rate risk on variable-rate borrowings based on the retirement of our debt commitments. As of September 30, 2025, we had no variable rate indebtedness and are therefore not subject to any hypothetical interest rate fluctuations.
We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our variable-rate borrowings.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our financial statements for contracts denominated in a foreign currency. As of September 30, 2025, a hypothetical 10% depreciation in the U.S. dollar relative to the year-end foreign currencies under our contracts in place as of that date would have resulted in a reduction in our net sales of less than $1.0 million.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Recent Sales of Unregistered Securities
The following sets forth information regarding all unregistered securities we have issued in the quarter ended September 30, 2025. Unless stated otherwise, the sale of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.
Class A Common Stock
On August 6, 2025, we issued an aggregate of 161,223 shares of Class A common stock in connection with our acquisition of ElectroMagnetic Systems, Inc.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.
(c)Insider trading arrangements and policies.

During the quarter ended September 30, 2025, none of our directors or “officers” (as defined in 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such terms are defined under Rule 408 of Regulation S-K.

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
10.1
First Amendment to Credit Agreement, dated as of September 18, 2025, among Voyager Technologies, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
*
10.2
Second Amendment to Credit Agreement, dated as of October 22, 2025, among Voyager Technologies, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
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

Voyager Technologies, Inc.

Date: November 4, 2025	/s/ Dylan Taylor
Dylan Taylor
Chief Executive Officer and Chairman (principal executive officer)

Date: November 4, 2025	/s/ Filipe De Sousa
Filipe De Sousa
Chief Financial Officer (principal financial officer)

Date: November 4, 2025	/s/ Lance Weber
Lance Weber
Chief Accounting Officer (principal accounting officer)