Form 10-K
period 2025-12-31
Voyager Technologies, Inc./DE
filed 2026-03-10
CIK 1788060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 001-42694
___________________________
VOYAGER TECHNOLOGIES, INC.
___________________________
(Exact name of registrant as specified in its Charter)

Delaware	84-2754888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Suite 1100 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 500-6985
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	VOYG	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock and Class B common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $2.03 billion.
There were 53,329,062 shares of registrant’s Class A common stock and 5,758,566 shares of Class B common stock outstanding as of March 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III where indicated.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our Class A Common Stock. The principal risks and uncertainties affecting our business include the following:
•we may not be able to generate, sustain and manage our growth due to a variety of external factors. We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses, and evaluate our business and future prospects;
•our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers;
•our development contracts may be difficult for us to comply with and may expose us to third-party claims for damage, and we may experience losses from fixed-price contracts;
•we have a history of losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability;
•we depend heavily on a single customer, the U.S. government, for a substantial portion of our business. Changes in this customer’s priorities and spending, or delays or reductions in spending, could have a material adverse effect on us;
•our financial results of operations could be materially adversely affected by impairment of our goodwill or other intangible assets;
•Starlab will require significant additional capital expenditures for which we have not yet secured and we may be unable to secure additional financing;
•Starlab is currently a joint venture that we own with other co-venturers and investors, and we may invest in additional joint ventures in the future and face risks stemming from such joint venture investments;
•our business relies on projects with extended timelines and failure to realize these projects may adversely impact our business;
•any technology intended for use in outer space, including Starlab, may be delayed, damaged or destroyed during pre-launch operations, launch failures or during the execution of the operation, which can materially and adversely affect our operations;
•we have never launched or maintained a space station before and may lack the necessary expertise, personnel and resources to successfully launch and maintain a space station on our own;
•the benefits that we believe will result from the completion and commercialization of Starlab may not actually materialize;
•if our technologies fail to operate as intended, it could have a material adverse effect on us;
•space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares, and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our technology and spacecraft performance;
•we operate in highly competitive industries;
•our contracts with the U.S. government may be terminated by the U.S. government at any time, which could have a material adverse effect on us;
•as our contracts expire, we may not be able to renew them or replace them with agreements on similar terms;
•at times, we rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business;
•we are subject to procurement laws and regulations, including those that enable the U.S. government to terminate contracts for any reason or no reason at all. Our business and reputation could be materially and adversely affected if we or those we do business with fail to comply with these laws;

•the Department of Defense’s (the “DoD”) increasing use of other transaction authority agreements (“OTAs”) could adversely impact us;
•some of our contracts with the U.S. government are classified, which may limit investor insight into portions of our business;
•our current and future acquisitions, dispositions or strategic transactions may fail to successfully integrate with our business activities or fail to deliver the expected return on investment and could have a material adverse effect on us;
•we may not be able to convert our projects in backlog, including funded backlog, into revenue;
•our products and services support human exploration of space, which includes a risk to human life and the risk of liability;
•disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us;
•adverse global market, economic and political conditions, including military conflicts or terrorist acts, pandemics and other catastrophic events could have a material adverse effect on us;
•efforts to reduce the U.S. federal budget or spending could adversely affect our business;
•any significant failure of, disruption in, or unauthorized access to or use of, our computer systems or those of third parties that we utilize in our operations, including those arising from cyberattacks, could result in a loss or degradation of service, unauthorized processing of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business and financial conditions;
•our use of artificial intelligence and machine learning technologies could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party;
•if we cannot successfully establish, maintain, protect, and enforce our intellectual property, our business could suffer;
•the failure to comply with the covenants under our Revolving Credit Agreement or the volatile credit and capital markets could have a material adverse effect on us;
•we are controlled by Dylan Taylor, our Chairman and Chief Executive Officer, whose interests in our business may conflict with ours or yours; and
•the Capped Call Transactions may affect the value of the 2030 Convertible Notes and our Class A common stock.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report should be considered forward-looking, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, expected market opportunity, expected grants, funding and milestones, competition for future funding, expected benefits from the completion and commercialization of the commercial space station (“Starlab”), anticipated funding for Starlab operations, expected backlog conversion, plans and objectives of management for future operations and growth and anticipated costs and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of known and unknown risks, uncertainties and assumptions, including but not limited to:
•our ability to generate, sustain and manage our growth given our limited operating history in an evolving industry;
•factors out of our control that affect our success and revenue growth;
•our ability to generate a sustainable order rate for our products and services and develop new technologies to meet customer needs;
•our compliance with development contracts with third-parties and losses from fixed-price contracts;
•our history of losses and ability to achieve profitability;
•risks related to Starlab;
•the unpredictable environment of space;
•our customer concentration and risks related to contracting with the U.S. government;
•risk related to our international operations, currency fluctuations and political or economic instability in markets in which we operate;
•risks related to our compliance with new or existing data privacy, cybersecurity and other applicable regulations; and
•other important factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A. “Risk Factors” in this Annual Report.
These risks could cause our actual results to differ materially from those implied by forward-looking statements in this Annual Report. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Even if our results of operations, financial condition and liquidity and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

You should read this Annual Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we have no obligation to update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
As used in this Annual Report, unless the context otherwise requires, references to “we,” “us,” “our,” “our business,” the “Company,” “Voyager,” “Voyager Technologies,” and similar references refer to Voyager Technologies, Inc. and, where appropriate, Voyager Technologies, Inc. together with its consolidated subsidiaries.
Market, Industry and Other Data
The market data, industry data and other statistical information used in this Annual Report are based on independent industry publications, reports by market research firms or other published independent sources. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Certain market, ranking and industry data included in this Annual Report are based on the estimates of our management. These estimates have been derived from our management’s knowledge and experience in the markets in which we operate, as well as information obtained from surveys, reports by market research firms, trade and business organizations and other contacts in the markets in which we operate. We believe these management estimates are reliable; however, no independent sources have verified such surveys and estimates. Unless otherwise noted, all of our market share and market position information presented in this Annual Report is an approximation based on management’s knowledge. References herein to our being a leader in a market refer to our belief that we have a leading market share position in each such specified market, unless the context otherwise requires. In addition, the discussion herein regarding our various markets is based on how we define the markets for our solutions. Certain estimates of market opportunity, forecasts or market growth and other forward-looking information included in this Annual Report involve risks and uncertainties and are subject to change based on various factors.
Website Disclosure
Investors and others should note that Voyager announces material financial and operational information to its investors using press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls and webcasts, as well as its investor relations site at investors.voyagertechnologies.com. Voyager may also use its website as a distribution channel of material information about the company. In addition, you may automatically receive email alerts and other information about Voyager when you enroll your email address by visiting the “Investor Email Alerts” option under the Resources tab on investors.voyagertechnologies.com.

PART I
Item 1. Business
Our Company
We are a purpose-built, innovation-driven defense technology and space solutions company focused on delivering mission-critical solutions across national security, space exploration and infrastructure and commercial space markets. Our company was purpose-built to address some of the most complex and consequential challenges facing the defense and space sectors, where technological leadership, operational execution and long-term resilience are essential. Our work is designed to strengthen national security, protect critical assets and enable sustained human and economic activity in space.
We design, develop and operate advanced systems and infrastructure that support defense, intelligence, civil and commercial missions. Our capabilities span communications and intelligence systems, missile-defense-enabling technologies, advanced propulsion and energetics, in-space infrastructure and end-to-end space mission services. These capabilities are organized across three operating segments: Defense & National Security, Space Solutions and Starlab Space Stations.
Since our founding in 2019, we have achieved significant milestones across each of these segments, including the successful deployment of first-of-its-kind missile defense maneuvering capabilities, the development of groundbreaking space technology and the selection by National Aeronautical and Space Administration (“NASA”) to develop a replacement for the International Space Station (“ISS”), which is set to be decommissioned in 2030. Our portfolio has managed and executed more than 1,400 missions to the International Space Station across scientific experiments and payload operations, and in September 2025, the multi-cloud region we developed was launched to the ISS as the first known space cloud infrastructure in space.
We operate a flexible and disciplined business model, serving both as a prime contractor and merchant supplier or subcontractor. This dual-role operating model allows us to selectively pursue opportunities based on solution fit, capital efficiency, program risk profile and probability of win.
Our growth strategy includes organic and inorganic expansion. Since 2019, we have executed and successfully vertically and horizontally integrated 12 acquisitions, and have grown our revenue to $166.4 million for the year ended December 31, 2025. In August 2025, we acquired 100% of the equity ownership of ElectroMagnetic Systems, Inc. (“EMSI”) which is a premier developer of artificial intelligence (“AI”) and machine learning-based automated target recognition software and intelligence analytics for space-based radar systems. In October 2025, we acquired 100% of the equity ownership of ExoTerra Resources, LLC (“ExoTerra”) which is intended to bolster our American propulsion capabilities and enhance our electric propulsions systems and offerings. In November 2025, we acquired 100% of the equity securities of Estes Energetics (“Estes”). Estes designs and manufactures energetics and propulsion materials critical to U.S. defense and space systems. Estes is vertically integrated in the production of energetics, propulsion materials, and critical chemical compounds supporting missile defense, tactical munitions, and space propulsion.
We have also received $183.2 million in cumulative cash proceeds under our $217.5 million NASA development grant to design Starlab, the commercial space station replacement for the ISS, with $34.3 million of grant proceeds remaining as of December 31, 2025.
We intend to operate Starlab through Starlab Space LLC (“Starlab JV”), a Voyager-led and majority-owned global joint venture, with international equity partners that include Airbus, Mitsubishi, MDA Space, Space Applications Services and Palantir.

Our business consists of three business segments:
•Defense & National Security provides innovative mission-critical solutions to protect dynamic and contested domains. We pioneer communications technologies, guidance, navigation and controls, signals intelligence and defense systems.
•Space Solutions delivers space infrastructure, advanced space technology, science systems and mission services that power commercial, academic and government missions from low-Earth orbit to deep space.
•Starlab Space Stations is a commercial space station planned to succeed the ISS and provide continued permanent human presence in space. It is operated through our U.S.-led global joint venture with Airbus, Mitsubishi, MDA Space and Palantir, among others.
Our segments create meaningful synergies. For example, we are developing AI-powered edge computing units layered with Palantir's operating system and our intelligence analytics platform to deliver real-time capabilities for both defense and space applications. Starlab also benefits directly from the mission design, customer service experience and space science expertise of our Space Solutions segment.
Our Platform and Journey
Voyager was Purpose-Built to Address the Underserved Needs of Defense, National Security and Space Customers
The U.S. and allied defense and national security supply chain is ill-equipped to provide critical technologies at scale in today’s rapidly evolving threat environment. This supply chain has been predominately served by traditional aerospace and defense industry players. However, with the increasing complexity of advanced technologies, traditional aerospace and defense industry players are unable to develop and deliver affordable, cutting-edge and disruptive technologies at the modern speed of warfare. The slow and bureaucratic nature of traditional defense procurement processes and its legacy contractor base burdened by large, complex cost structures hinders rapid innovation and the development and integration of emerging technologies.
Historically, space activities were driven by government-led, owned and operated programs that often executed slowly and inefficiently. To address these deficiencies, the space industry has shifted to a public-private partnership model in recent years, exemplified by NASA’s use of commercial launch providers such as SpaceX and Northrop Grumman. However, the space industry lacks sufficient well-operated companies with advanced technological capabilities at scale to address the complicated needs of the growing space economy. Additionally, demand for space activities has evolved to include the needs of commercial customers across industries such as healthcare, agriculture, energy and advanced manufacturing. With space destinations limited to the new Chinese government-owned Tiangong Station and the aging ISS, these customers are constrained in capacity and options necessary to pursue a rapidly expanding opportunity in the space economy. Though we were built to address this growing need, many of our competitors are substantially larger than we are and may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products, which may make it more difficult for us to execute on our business and growth strategies.
Voyager Is Addressing Attractive Growth Markets
The U.S. defense and national security industry continues to demonstrate a stable and long-term growth trajectory, driven by its vital role in ensuring national security and maintaining global stability. With sustained government investment, a robust pipeline of advanced technological innovations and increasing focus on modernization to address evolving threats, the industry remains a cornerstone of the nation’s economy. As global security challenges intensify, we believe we are well-positioned to adapt, expand and deliver cutting-edge capabilities, reinforcing the resilience of the nation’s leadership position in a competitive global landscape. We expect that growth in national security spending will continue as militaries invest to maintain operational readiness and counter ever-evolving threats. In the United States, defense and national security spending has generally benefited from strong bi-partisan support, generating a stable and growing investment over time. The fiscal year 2026 Department of Defense (“DoD”) budget was approximately $839 billion, compared to approximately $700 billion for fiscal year 2022. Furthermore, space is a growing priority for defense and national security investment, as space is increasingly contested, congested and competitive and space-based capabilities play a greater role for conventional warfighting forces on land, air and sea.
Voyager Is Driven By Innovation At Scale
Innovation is core to our identity. Through our strategic acquisitions, we leverage more than three decades of technology development and spaceflight heritage to offer reliable, differentiated solutions to our customers beginning when Space Acceleration Measurement System (“SAMS”) was developed in 1993 by ZIN Technologies, Inc. We operate an agile and entrepreneurial business model positioned to rapidly develop and iterate technologies to meet the evolving needs of our defense, national security and space customers. Including through our acquired business lines, we have executed over 1,000 customer space missions and supplied over 220 spacecraft subsystems, a track record that entrenches us with our commercial and government customers who continue to trust us to deliver solutions for many of their most important programs. We have the capability to support these programs at scale and meet the growing demand for critical technologies in our markets.
In 2021, NASA awarded Nanoracks, a prime contract, which was subsequently transferred to us, and which we subsequently transferred to Starlab JV, to develop Starlab, our commercial replacement for the ISS when it is set to be decommissioned in 2030. We believe Starlab will be essential to ensuring continued permanent human presence in Low Earth Orbit (“LEO”) by the United States and its allies. We believe that by continuing to pioneer with disruptive solutions and by continuing to execute reliably for our customers, we will continue to win highly attractive, important roles on marquee programs of the future.
Our Segments
DEFENSE & NATIONAL SECURITY SEGMENT
Our Defense & National Security segment provides leading technology capabilities that support marquee programs with expertise in defense systems, signals intelligence, communications technologies, guidance and navigation, and space maneuver.
Defense Systems
We provide controllable solid propulsion technology that enables missile programs critical to national defense. Our solid fuel systems deliver precise thrust for steering and positioning, including the high-performance requirements for hypersonic applications. Compared to liquid and cold-gas systems, solid propulsion enables higher precision, improved reliability, faster response, safer operation and improved affordability.
Through our integration of Estes Energetics, we have expanded beyond propulsion subsystems into vertically integrated energetics manufacturing. Our capabilities now include advanced propellant formulation, casting, motor integration and the domestic production of critical energetic materials, including black powder and other foundational chemical inputs used in ignition and solid rocket motor systems. Certain energetic materials are supply-constrained within the United States, and we believe our manufacturing capacity strengthens the resiliency of the U.S. defense industrial base.
By combining controllable propulsion systems with in-house energetics production, we enhance performance optimization, supply chain security and cost efficiency across missile defense interceptors, hypersonic systems, strategic and tactical missile programs and select space launch applications. We currently provide advanced solid-propulsion subsystems for Lockheed Martin’s Next Generation Interceptor (“NGI”) program with the U.S. Missile Defense Agency and believe our integrated propulsion and energetics platform is positioned for broader adoption across national security and space applications.
Signals Intelligence Systems
We believe our end-to-end intelligence analytics platform enhances how government agencies collect, process and act on critical intelligence. Through the integration of EMSI, we have expanded our capabilities in signals intelligence, electronic warfare support, spectrum monitoring and advanced geolocation technologies. Our combined platform leverages advanced signal processing, artificial intelligence-driven analytics and mission software to enhance situational awareness and cut through complex electromagnetic environments to reveal mission-critical intelligence.
By integrating our proprietary software solutions with Palantir’s operating system, we plan to transform multi-source signals intelligence data into real-time, actionable insights for complex mission environments across air, land, sea, space and cyber domains. With a long-standing track record supporting national security agencies and defense primes, our solutions strengthen operational effectiveness, decision speed and mission resilience across the military and intelligence community. As demand accelerates for advanced Intelligence, Surveillance and Reconnaissance (“ISR”) and spectrum dominance capabilities, we believe our integrated hardware and software approach positions us at the forefront of next-generation defense technology.
Communications Technologies
We offer space-qualified radiation-hardened laser and radio frequency (“RF”) communications systems and advanced electro-optical and digital systems, including transceivers, mission-data transmitters and command and data handling systems. Our solutions have enabled LEO and deep space missions since 2002, with a failure-free cumulative track record of over 275 flight years in space. As our industry continues to evolve, we expect our business will grow to serve new end markets, such as on-orbit edge computing and large-scale orbital infrastructure, including for our own Starlab Space Stations segment.
Guidance, Navigation and Control Systems
We design and produce critical technologies for controlling and navigating spacecraft, including sun sensors, star trackers, space cameras and inertial measurement units serving the satellite constellation market and other demanding missions. Our systems operate on NASA’s Magnetospheric Multiscale Mission satellites, enabling precise closed-loop formation flight. In 2024, Lockheed Martin selected us to deliver optical guidance technology for MDA’s Next Generation Interceptor (“NGI”) program, a vital component in defending the United States against long-range ballistic missile threats from strategic adversaries. Our dual-use optical guidance technologies have played a critical role on a number of national security and space programs, including RTX Corporation’s missile defense initiatives and Millennium Space Systems’ (a Boeing company) small satellite constellation programs, where they are vital to mission success.
Artificial Intelligence Powered Edge Computing
We are developing AI-enabled edge computing in space, processing data directly at the source to eliminate ground transmission latency and reduce vulnerabilities in contested environments. Our radiation-hardened GPUs, combined with Palantir’s operating system and proprietary applications, deliver high-performance analytics for national security and space exploration.
Space Maneuver
We provide advanced space maneuver and in-space mobility capabilities that enable spacecraft to operate in congested and contested orbital environments. Through the integration of ExoTerra, we have expanded our portfolio to include flight-proven electric and chemical propulsion systems and satellite maneuvering technologies supporting precision maneuvering, rendezvous and proximity operations, station-keeping and collision avoidance across Low Earth Orbit and beyond.
By integrating propulsion, guidance, navigation and control systems with mission software, we enable resilient, maneuver-capable spacecraft for national security, civil and commercial missions. As space becomes increasingly contested, we believe demand for maneuverable and survivable space architectures will continue to grow, positioning our integrated propulsion and mobility capabilities to support next-generation defense and commercial space systems.
SPACE SOLUTIONS SEGMENT
Our Space Solutions segment provides leading space technology solutions, specializing in mission operations, reliable hardware, software and engineering services for space missions.

Advanced Space Technology Systems
We provide integrated hardware and software systems and engineering services to NASA, the DoD and commercial customers, including in-space propulsion systems with applications for orbital servicing, manufacturing and deep space exploration. We developed the power propulsion units used in NASA’s Double Asteroid Redirect Test spacecraft, which successfully collided with an asteroid in September 2022.
Space Infrastructure
The Bishop Airlock is the first and only permanent, privately-owned module attached to the ISS, enabling movement of equipment, supplies and payloads between the ISS and open space. We hold contracts with NASA, the ESA and commercial customers for the Bishop Airlock. This program helped validate the public-private partnership model for critical space infrastructure and developed expertise foundational to Starlab. Bishop Airlock is advancing space technology and enabling sustainable human-robot collaboration for future space exploration.
Space Science & Mission Management
We are the largest commercial user of the ISS in the world. To date, we have deployed over 330 satellites for commercial and government programs, overseen more than 1,000 customer missions conducted by organizations in over 35 nations and territories, and enabled biopharma, agriculture, DoD technology demonstrations, media programs and STEM workforce development. Our Space Acceleration Measurement System (“SAMS”), one of the longest-running systems on the ISS, has collected over one trillion acceleration measurements since 2001 and informs our development of Starlab.
STARLAB SPACE STATIONS SEGMENT
Starlab JV is a Voyager-led and majority-owned global joint venture designing and building Starlab, which is expected to serve as a commercial replacement for the ISS following its planned decommissioning in 2030. We currently estimate the cost to design, manufacture and launch Starlab to be approximately $2.8 billion to $3.3 billion, with launch anticipated in 2029 and revenue generation expected in Starlab’s first full year of operation. With an estimated useful life of thirty years, we anticipate Starlab will generate a significant portion of our long-term revenue and cash flows.
NASA’s procurement to replace the ISS is conducted in two phases. Phase I, the current phase, invited designs to preliminary design review. Starlab received the highest Phase I funding award from NASA, and its funding has continued to outpace other competitors. Phase II will be the final competition phase for crew and cargo services. While any competitor may bid on Phase II, only three potential bidders currently have funded contracts with NASA.
Starlab JV partners include Airbus, Mitsubishi, MDA Space and Palantir as equity partners, and Hilton, Northrop Grumman and The Ohio State University as strategic partners. Starlab has secured a launch contract with SpaceX’s Starship launch vehicle. In January 2025, we achieved the first milestone under our NASA SAA by completing the preliminary design review. The next milestone is detailed design and hardware development, leading to a Critical Design Review.
Current funding for Starlab consists of the $217.5 million NASA development grant, of which $34.3 million remain as of December 31, 2025. We plan to compete for Phase II funding from NASA’s commercial LEO development program, in addition to customer prebuys from international space agencies and capital markets financing including equity and project-based financing. In 2025, we received an additional $15.0 million award from the Texas Space Commission to support Starlab and its supplier ecosystem.
Joint Venture Agreement for Starlab JV
We and Airbus have entered into the Joint Venture Agreement forming Starlab JV which, among other things, is focused on developing Starlab. Following the formation of Starlab JV, each of Mitsubishi, MDA Space and Palantir acquired minority interests in Starlab JV. As of December 31, 2025, we had an ownership interest of 61.9% in Starlab JV. Voyager may nominate three directors and Airbus may nominate two. We have contributed certain contracts, intellectual property and $11.5 million in cash to Starlab JV. Each partner has an obligation to fund up to

$10.0 million if the Starlab JV cash balance falls below $10.0 million and third-party funding is unavailable. Airbus has separately agreed to contribute up to $80.0 million in funded grant programs specifically for Starlab.
Strategy
We believe the following strategic priorities will drive profitable growth and long-term value creation. These priorities reflect both the current demands of our markets and our view of where the defense and space industries are heading - and where Voyager is uniquely positioned to lead.
Capitalize on Converging and Expanding Defense and Space Market Dynamics
The markets we serve are undergoing structural change across multiple dimensions simultaneously, and we believe Voyager is well-positioned at the intersection of each.
U.S. defense spending continues to grow with broad bipartisan support, with the fiscal year 2026 DoD budget request of approximately $839 billion compared to approximately $700 billion in fiscal year 2022. Within that envelope, demand is shifting toward speed, scale and production — not just development. Re-industrialization of the U.S. defense industrial base, particularly in propulsion, energetics and munitions, has become a national imperative, and we believe our vertically integrated manufacturing capabilities across propulsion and energetics position us to be a meaningful contributor to that effort at scale.
In space, several structural forces are reshaping the competitive landscape. The orbital environment is rapidly transitioning from a support layer to a contested maneuver domain, where spacecraft must detect threats, maneuver autonomously and persist in degraded environments — driving significant new demand for the propulsion, sensing and computing capabilities that sit at the core of our portfolio. Simultaneously, the economics of access to space are undergoing a step-change as launch costs decline dramatically, unlocking new markets for commercial space infrastructure and large-scale constellation deployment. Markets that were once defined by bespoke, single-mission spacecraft are rapidly shifting toward scalable, high-volume constellation architectures. And the space economy itself is bifurcating into distinct zones — Earth-centric LEO operations, cislunar infrastructure and deep space exploration — each requiring differentiated technology and operational approaches. We believe our diversified portfolio, spanning propulsion, communications, intelligence systems and space infrastructure, positions us to serve customers across all three zones as the market evolves.
Transition from Product Supplier to Mission-Enabling Partner
As the complexity and pace of defense and space missions accelerates, customers increasingly seek integrated partners capable of delivering across the full mission lifecycle — not just components or point solutions. We are actively evolving our business model to reflect this shift, building on our track record of mission execution to offer more comprehensive, cross-domain solutions that combine our hardware capabilities with software, analytics and mission management services. Our partnership with Palantir to deploy AI-powered edge computing across defense and space applications is one example of this approach. We believe customers will increasingly concentrate their programs with partners who can bring speed, integration depth and mission accountability to complex programs, and we intend to be that partner across the markets we serve.
Integrate Hardware and Software into Higher-Value, Full-Solution Offerings
We have developed differentiated software capabilities across signals intelligence, communications, guidance and analytics. We intend to deepen the integration of these software capabilities with our hardware platforms, creating end-to-end solutions that command stronger margins and more durable customer relationships. This includes continued investment in AI-enabled edge computing for both defense and space applications, where processing data at the source — rather than transmitting it to ground stations — reduces vulnerability and enables real-time decision-making in contested environments.
Successfully Develop and Launch Starlab
Starlab represents our most significant long-term growth opportunity and a cornerstone of the emerging commercial space economy. In the near term, we will continue pursuing achievement of NASA milestone payments under our Phase I Space Act Agreement, position ourselves to compete for Phase II CLD funding and advance Starlab through Critical Design Review toward hardware production, with launch anticipated in 2029. We believe Starlab will serve as the anchor for a broad commercial value chain in LEO — spanning microgravity research, orbital manufacturing, space logistics and scientific discovery — and that our existing mission services experience and customer base will provide a meaningful head start in populating that ecosystem. Following launch, we intend to explore expansion through additional modules or future stations to meet growing long-term demand.
Scale Operations and Infrastructure to Match Market Opportunity
Our ability to capture the growth ahead of us depends not only on our technology portfolio but on our operational capacity to deliver at scale. We are investing in manufacturing infrastructure, facility consolidation and workforce development to build the execution capacity required to grow from our current base toward the scale our markets demand. We are also investing in technology-enabled design and manufacturing capabilities that we believe can radically compress the time from concept to production — an increasingly critical competitive factor as defense customers prioritize speed to mission. Combined with our continued focus on disciplined acquisition of complementary technologies and our ongoing shift toward higher-margin contract structures, we believe these investments will drive significant operating leverage and margin expansion as our revenue base scales.
Competition
We operate in competitive markets across defense technology and space solutions, facing competition at both the component and system level as well as on large-scale prime programs.
In our Defense & National Security segment, we compete with large traditional aerospace and defense contractors — including Northrop Grumman, Raytheon Technologies and L3Harris — as well as emerging defense technology companies across propulsion, communications, signals intelligence and guidance systems.
In our Space Solutions segment, we compete across two distinct business lines. As a merchant supplier of spacecraft components, competitors include Rocket Lab (through its space systems and components business), Redwire and other specialist subsystem providers across guidance and navigation, communications hardware and in-space propulsion. In our commercial space mission management business, operated through Nanoracks, we compete with other ISS utilization and payload services providers as well as emerging commercial operators seeking to offer research and mission services on orbit. At the space infrastructure level, we compete with other established space systems integrators, as well as large defense primes with space infrastructure capabilities.
For our Starlab Space Stations segment, we are one of three NASA-funded competitors under the Commercial Low Earth Orbit Destinations (“CLD”) program pursuing a commercial ISS replacement. Competitors at this level include other well-capitalized space infrastructure developers, and we believe our status as the largest Phase I CLD award recipient, combined with our operational space station experience through the Bishop Airlock and ISS mission services, distinguishes Starlab as a leading contender for Phase II selection.
We believe our overall competitive position is differentiated by our multi-use technology portfolio with proven spaceflight heritage; our adaptive business model serving both prime and merchant supplier roles; our deep, long-standing customer relationships across government and commercial customers; and our integrated platform combining hardware, software and mission services. While many of our competitors are substantially larger and may have greater resources to devote to technology development, we believe our agility, cross-domain capabilities and execution track record provide a meaningful competitive advantage across our target markets.
Research and Development
Research and development is central to our identity and our ability to deliver innovative, mission-critical solutions across defense, national security and space markets. Our approach to R&D is both deliberate and dual-horizon: we invest to solve the immediate, complex needs of our customers while simultaneously positioning Voyager for the multi-use technology opportunities of tomorrow.

A core strength of our model is the ability to leverage customer-funded research and development — including contracted R&D from government agencies and defense programs — to accelerate the development of solutions that address real-world mission requirements. This approach allows us to advance next-generation capabilities in close collaboration with the customers who will ultimately field them, while deploying our own internal capital with discipline toward investments we believe will generate durable, cross-market returns. The result is a research and development program that is both externally funded and internally driven, reducing the capital intensity of innovation while maintaining a high rate of technology development.
Our R&D investments are organized around technologies that are inherently multi-use and multi-domain — designed from the outset to generate value across national security, commercial and civil markets. This includes advanced propulsion and energetics systems applicable across missile defense, strategic systems and space; guidance, navigation and control technologies that serve both defense and commercial applications; radiation-hardened computing and communications hardware that supports intelligence gathering, space exploration and commercial orbital infrastructure; signals intelligence and electronic warfare systems; and AI-enabled edge computing platforms that bring real-time analytical capability to the most contested and resource-constrained environments on Earth and in orbit.
We believe this multi-use architecture is a fundamental competitive differentiator. A single technology investment at Voyager can generate returns across multiple programs, customers and markets simultaneously — compounding the value of each R&D dollar deployed. We collaborate closely with strategic partners and maintain active relationships with leading research institutions to further accelerate development and ensure our solutions remain at the frontier of what is technically possible.
Intellectual Property
Our success depends in part upon our ability to develop, maintain, protect, and enforce our core technology and intellectual property rights, some of which have been obtained through acquisitions and some of which have been developed internally by our employees and consultants. We do this, both in the United States and abroad, by asserting our rights under a combination of patent, trademark, copyright and trade secret laws when we deem it to be appropriate to do so, by requiring our consultants and employees to execute non-disclosure and invention assignment agreements, and by endeavoring to control access to and distribution of, our proprietary information through non-disclosure agreements with our vendors and business partners. Unpatented research, development and engineering know-how make an important contribution to our business as a trade secret, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding our intellectual property rights.
Regulatory
We are subject to various government regulations, including various U.S. government regulations as a contractor and subcontractor to the agencies of the U.S. government. Among the most significant U.S. government regulations affecting our business are:
•the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation, administration, and performance under government contracts;
•the Truthful Cost or Pricing Data Statute (formerly the Truth in Negotiations Act), which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts;
•the Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances;
•the Committee on Foreign Investment in the United States, which is tasked with reviewing the national security implications of foreign acquisitions of and direct investments in U.S. businesses;
•the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives;

•the False Claims Act and the False Statements Act, which, respectively, impose penalties for payments made on the basis of false facts provided to the government and impose penalties on the basis of false statements, even if they do not result in a payment; and
•laws, regulations and executive orders restricting the use and dissemination of information classified for National Security purposes and the exportation of certain products and technical data.
We also need special security clearances to continue working on and advancing certain of our programs and contracts with the U.S. government. Classified programs generally will require that we comply with various Executive Orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government clearances.
In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, including (i) the Federal Aviation Administration, which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS business depend in the United States and (iii) the Defense Trade Controls of the U.S. Department of State that administers the International Traffic in Arms Regulations (“ITAR”), which regulate the export of controlled technical data, defense articles and defense services, as discussed further in “—International Traffic in Arms Regulations and Export Controls.”
The nature of the work we do for the federal government may also limit the parties who may invest in or acquire us. Export laws may keep us from providing potential foreign acquirers with a review of the technical data they would be acquiring. In addition, there are special requirements for foreign parties who wish to buy or acquire control or influence over companies that control technology or produce goods in the security interests of the United States. There may need to be a review under the Exon-Florio provisions of the Defense Production Act, including review by CFIUS under FIRRMA.
Finally, the government may require a prospective foreign owner to establish intermediaries to actually run that part of the Company that does classified work, and establishing a subsidiary and its separate operation may make such an acquisition less appealing to such potential acquirers.
In addition, the export from the United States of certain of our products may require the issuance of a license by the U.S. Department of Commerce under the Export Control Reform Act of 2018, and its implementing regulations, the Export Administration Regulations (the “EAR”). Some of our products may require the issuance of a license by the U.S. Department of State under the Arms Export Control Act and its implementing regulations, the ITAR, which licenses are generally harder to obtain and take longer to obtain than licenses issued pursuant to the EAR.
We are also subject to state and local laws designed to limit the use or other processing of personal information gathered online and that require online services to establish privacy policies.
International Traffic in Arms Regulations and Export Controls
Our business is subject to, and we must comply with, stringent U.S. import and export control laws, including the ITAR and the U.S. EAR. The ITAR generally restrict the export of hardware, software, technical data, and services that have defense or strategic applications. The EAR similarly regulate the export of hardware, software, and technology that has commercial or “dual-use” applications (i.e., for both military and commercial applications) or that have less sensitive military or space-related applications that are not subject to the ITAR. The regulations exist to advance the national security and foreign policy interests of the United States.
The U.S. government agencies responsible for administering the ITAR and the EAR have significant discretion in the interpretation and enforcement of these regulations. The agencies also have significant discretion in approving, denying, or conditioning authorizations to engage in controlled activities. Such decisions are influenced by the U.S. government’s commitments to multilateral export control regimes, particularly the Missile Technology Control Regime with respect to the spaceflight business.
Many different types of internal controls and efforts are required to ensure compliance with such export control rules. In particular, we are required to maintain a registration under the ITAR; determine the proper licensing jurisdiction and classification of products, software and technology; and obtain licenses or other forms of U.S. government authorizations to engage in activities, including the performance of services for foreign persons, related to and that support our spaceflight business. The authorization requirements include the need to get permission to release controlled technology to foreign person employees and other foreign persons. The inability to secure and maintain necessary licenses and other authorizations could negatively affect our ability to compete successfully or to operate our spaceflight business as planned. Any changes in the export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations.
Failures by us to comply with export control laws and regulations could result in civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts, or limitations on our ability to enter into contracts with the U.S. government.
Employees and Human Capital Resources
As of December 31, 2025, we employed approximately 800 employees across 14 locations. Prior to joining our Company, many of our employees had experience working for a wide variety of reputed research, commercial and military aerospace and non-aerospace organizations. We have also built our team by completing high-quality acquisitions, growing our team in 2025 from approximately 500 to 800 employees primarily through new acquisitions during the year ended December 31, 2025. To our knowledge, we have not experienced any work stoppages pending or threatened that would have a material impact on the Company.
Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our employees. We believe our success depends on our ability to attract, retain, develop, and motivate highly skilled personnel. In particular, we depend upon the personal efforts and abilities of the principal members of our senior management to partner effectively as a team and to provide strategic direction, develop our business, manage our operations, and maintain a cohesive and stable work environment. We also rely on qualified managers and skilled employees, such as scientists and engineers, with technical expertise in operations, scientific knowledge, engineering skills and quality management experience in order to operate our business successfully.
Our compensation program is designed to retain, motivate and, as needed, attract highly qualified employees. Accordingly, we use a mix of competitive base salary, cash-based annual incentive compensation, equity compensation awards and other employee benefits.
Available Information
Our website address is investors.voyagertechnologies.com. Information contained on, or connected to, our website does not and will not constitute part of this Annual Report on Form 10-K, or any other filings with, or any information furnished or submitted to, the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. Before making your decision to invest in shares of our Class A common stock, you should carefully consider and read carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. We cannot assure you that any of the events discussed below will not occur. If any of the risks discussed in this Annual Report on Form 10-K were to occur, our business, financial condition, results of operations, cash flow, liquidity, reputation and prospects and our ability to service our debt could be materially and adversely affected (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us” and comparable phrases), the market price of our Class A common stock could decline significantly and you could lose all or part of your investment in our Class A common stock. Additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us.
Risks Related to Our Business and Industry
We may not be able to generate, sustain and manage our growth due to a variety of external factors. We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses, and evaluate our business and future prospects.
Our ability to generate and sustain revenue growth may be impacted by a variety of external factors. During the years ended December 31, 2025 and 2024, our revenue was $166.4 million and $144.2 million, respectively. We have a limited operating history in a rapidly evolving industry, and while our business has grown rapidly, and much of that growth has occurred in recent periods through acquisitions, the space industry may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result, our ability to forecast our future results of operations and future growth is limited and subject to a number of uncertainties.
If our operations continue to grow as planned, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply, and manufacturing and distribution functions. We will also need to continue to leverage our operational systems and processes and there is no guarantee that we will be able to continue to grow as planned or scale the business and the manufacture of products as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations or partners for the manufacture and operation of our products and systems.
Our continued growth could increase the strain on our resources and we could experience operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, finding manufacturing capacity to produce our equipment and delays in production. These difficulties may result in the erosion of our brand image, divert the attention of management and key employees and impact financial and operational results. In addition, in order to continue to expand our operations in space, we expect to incur substantial expenses as we continue to attempt to streamline our manufacturing process, hire more employees and continue research and development efforts relating to new products and technologies and expand internationally. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on us.
We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described in this Annual Report on Form 10-K. Accordingly, we may be unable to prepare accurate internal financial forecasts or correctly anticipated revenue, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our Class A common stock price to decline.

Our success and revenue growth depend on several factors, many of which are out of our control.
We believe our success and revenue growth depends on several factors, many of which are out of our control, including, but not limited to, our ability to:
•negotiate and execute contracts with private and public sector partners;
•identify and complete acquisitions and integrate acquired companies;
•effectively scale our operations while maintaining high customer satisfaction;
•successfully build, test, and launch Starlab within the anticipated timeframe;
•scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•anticipate and respond to changing customer preferences;
•anticipate and respond to macroeconomic changes generally, including changes in the markets for items related to our services and products such as launch services, mission services, satellites, and satellite components;
•improve and expand our operations and information systems;
•successfully compete against established companies and new market entrants;
•manage and improve our business processes in response to changing business needs;
•hire and retain talented employees at all levels of our business;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches, and other factors affecting our physical and digital infrastructure; and
•comply with regulations applicable to our business.
If we are unable to accomplish any of these tasks, our revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability.
Our future revenue and operating results are dependent on our ability to generate a sustainable order rate for our products and services and develop new technologies to meet the needs of our customers or potential new customers.
Our financial performance is dependent on our ability to generate sustainable demand for our products and services. This can be challenging and may fluctuate on an annual basis as the number of contracts awarded varies. For example, under any IDIQ contracts, we are required to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a multi-year contract. Accordingly, we may spend considerable cost and management time and effort to prepare bids and proposals for contracts, delivery orders, or task orders that we may not win. In addition, our customers’ requirements change and evolve rapidly. If we are unable to win new awards or execute existing contracts as expected, our business, results of operations and financial position could be further adversely affected.
Our products and services embody complex technology and may not always be compatible with current and evolving technical standards and systems developed by others. Failure or delays to meet the requisite and evolving industry or user standards could have a material adverse effect on us. For example, artificial intelligence technologies have rapidly developed and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. In addition, our competitors may develop technology that better meets the needs of our potential customers. Moreover, if we were to use artificial intelligence and the content, analyses, or recommendations that artificial intelligence applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition and results of operations may be adversely affected. The rapid evolution of artificial intelligence, including potential government regulation of artificial intelligence, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement artificial intelligence ethically to minimize unintended, harmful impact.

To advance our innovation and position us to meet our customers’ requirements, we invest in emerging technologies that we believe are needed to keep pace with rapid industry innovation and we collaborate with commercial entities that we believe have complementary technologies to ours. We may not be successful in identifying or developing emerging technologies and may spend significant resources on projects that ultimately are unsuccessful or yield a lower return on the amount invested than anticipated.
Our development contracts may be difficult for us to comply with and may expose us to third-party claims for damages, and we may experience losses from fixed-price contracts.
We are party to government and commercial contracts involving the development of new products. We derived approximately 13.9% of our total revenues for the year ended December 31, 2025 and approximately 14.6% of our total revenues for the year ended December 31, 2024 from such development contracts. These contracts typically contain strict performance obligations and project milestones. We cannot assure you that we will be able to comply with these performance obligations or meet these project milestones in the future. If we are unable to comply with these performance obligations or meet these milestones, or if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms or be forced to pay penalties or liquidated damages. In addition, we may suffer major losses if any customer exercises its right to terminate. If other parties elect to terminate their contracts or seek damages from us, it could materially and adversely affect us.
In addition, several of our existing contracts with the U.S. government are fixed-price contracts. Under firm, fixed-price contracts, work performed and products shipped are priced at a fixed amount without adjustment for actual costs incurred in connection with the contract. These contracts carry the risk of potential cost overruns because we assume all of the cost burden. As a result, we assume greater financial risk on fixed-price contracts than on other types of contracts because if we do not estimate costs accurately or control costs during performance of a fixed-price contract, it may significantly reduce our net profit or cause a loss on the contract. In the past, we have experienced certain cost overruns and losses on fixed-price contracts. Because many of these contracts involve new technologies and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increases in or sustained periods of increased inflation, or problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp increases in or significant sustained inflation, could happen quickly and have long-lasting impacts). Although we attempt to accurately estimate costs for fixed-price contracts, we cannot assure you that our estimates will be adequate or that substantial losses on fixed-price contracts will not occur in the future. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including a reversal or modification of the DoD’s March 2020 increase to the applicable progress payment rate from 80% to 90%, could significantly affect the timing of our cash flows.
Our customers also may seek to negotiate non-traditional contract provisions or contract types. Furthermore, an increased number of contract solicitations require the contractor to bid upfront on cost-reimbursable development work and the follow-on fixed-price production options in one submission. This requirement increases the risk that we may experience lower margins than expected, or a loss, on the production options because we must estimate the cost of producing a product before it has been developed. These risks may cause us not to bid on certain future programs, which could adversely affect our future growth prospects and financial performance. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in this Annual Report for further details about losses incurred on certain programs, including fixed-price development programs. In addition, given the customer’s emphasis on cost, even if we effectively manage program life-cycle and sustainment costs and meet customer affordability targets, the customer may elect to recompete programs at the end of existing contracts, which may result in a lost business opportunity or reduce operating margins. From time to time, the U.S. government also has proposed contract terms, imposed internal policies, or taken positions that represent fundamental changes from historical practices or that we believe are inconsistent with the Federal Acquisition Regulation (“FAR”) or other laws and regulations and which could adversely affect our business. Any of the risks described above could materially and adversely affect us.

We have a history of losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.
We have experienced losses in each year since our founding in 2019. During the years ended December 31, 2025 and 2024, we reported net losses of $112.3 million and $65.6 million, respectively. We believe that we will continue to incur net losses for the next several years and we may not achieve or maintain profitability in the future, either on the timetable we expect or at all. Because the markets in which we operate are evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we make significant investments, expand our operations and infrastructure, develop and introduce new technologies and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. As a public company, we will continue to incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any of the foregoing could have a material adverse effect on us. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward, which could cause the value of our Class A common stock to decline.
We depend heavily on a single customer, the U.S. government, for a substantial portion of our business. Changes in this customer’s priorities and spending, or delays or reductions in spending, could have a material adverse effect on us.
During the years ended December 31, 2025 and 2024, approximately 86.0% and 83.9%, respectively, of our revenues were derived from contracts with the U.S. government and its agencies or from subcontracts with other U.S. government contractors. We cannot predict the impact on existing, follow-on, replacement or future programs from potential changes in the threat and global security environment, defense spending levels, government and budgetary priorities, political leadership, procurement practices and strategy, inflation and other macroeconomic trends, military strategy or broader changes in social, economic, security or political demands and priorities. A significant shift in government priorities, programs, strategies or delays or reductions in spending could have a material adverse effect on us.
Any disruptions in federal government operations could have a material adverse effect on us. A prolonged failure to maintain significant U.S. government operations, particularly those pertaining to our business, could materially and adversely affect us. Continued uncertainty related to recent and future government shutdowns, the budget and/or the failure of the government to enact annual appropriations, such as long-term funding under a continuing resolution, could have a material adverse effect on us. Additionally, disruptions in government operations may negatively impact regulatory approvals and guidance that are important to our operations.
Our financial results of operations could be materially adversely affected by impairment of our goodwill or other intangible assets.
As a result of our acquisitions, a significant portion of our total assets are intangible assets (including goodwill). Goodwill and intangible assets, net, together accounted for approximately 24.4% of our total assets as of December 31, 2025 and 32.8% of our total assets as of December 31, 2024. We expect to engage in additional acquisition or joint venture activity from time to time, which may result in our recognition of additional intangible assets, including goodwill. We will continue to evaluate on a regular basis whether all or a portion of our intangible assets may be impaired. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would negatively affect our earnings.
We will require additional capital to support business growth and this capital might not be available.
We intend to continue to make investments to support our business growth and will require additional funds to respond to business challenges or opportunities, including new acquisitions and Starlab. Accordingly, we will need to engage in government grants as well as customer prebuys and capital markets financing, including equity and project-based financing. We may not be able to obtain such financing or any portion thereof on terms that are favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, we may not be able to support our business growth and respond to business challenges and opportunities, which could have a material adverse effect on us.
Starlab will require significant additional capital expenditures for which we have not yet secured and we may be unable to secure additional financing.
Starlab currently does not generate revenue and is not expected to in the near term. We currently estimate the cost to design, manufacture and launch Starlab to be approximately $2.8 billion to $3.3 billion. However, the benefits that we believe will result from the completion and commercialization of Starlab may not actually materialize. We expect Starlab to require significant additional funding to support operations prior to launch, which is currently anticipated to occur in 2029, before subsequently generating revenue, profitability and cash flows, which we expect Starlab to generate in its first full year of operation.
Current funding for Starlab consists of the $217.5 million development grant Nanoracks was awarded, which was subsequently transferred to us, and which we subsequently transferred to Starlab JV, by NASA under Phase I of their CDFF program, of which $34.3 million eligible proceeds remain as of December 31, 2025. We plan to compete for future funding from NASA and other space agencies to provide a considerable portion of the funding for this initiative. In particular, we plan to compete for Phase II funding from NASA’s commercial LEO development program, which we expect will include substantial funding to support the certification, construction and services for the selected commercial space station providers. However, the U.S. government can introduce significant changes to U.S. space policy at any time. Changes in support for NASA’s current space policy, including its plans to partner with a commercial space station to replace the ISS, may diminish the need for a continuously-crewed space station utilized by NASA and other government agencies. Any such changes could have a material adverse effect on us and the success of Starlab. Accordingly, there can be no assurance that Starlab will be selected for CDFF Phase II or that Starlab will ultimately receive the CDFF contract or such funding.
In addition to NASA funding, we also plan for Starlab to be funded through a combination of customer prebuys as well as additional capital markets financing, including equity and project-based financing. The actual cost to design, manufacture and launch Starlab may be materially different from the estimate set forth above, which is based on our current expectations and projections about future events and is subject to risks and uncertainties. In addition, there can be no assurance that we will obtain the necessary funding for Starlab, and we may not be able to obtain such funding or any portion thereof on terms that are favorable to us, if at all.
While the Starlab JV is expected to fund a significant portion of the total cost to design, manufacture and launch Starlab through non-dilutive capital sources, including those described above, if we decide to directly fund Starlab operations, we may raise additional funds in the future through the issuance of equity securities, which may cause our stockholders to experience significant dilution. Additionally, sales of substantial amounts of our Class A common stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our Class A common stock, may make it more difficult for our stockholders to sell our Class A common stock at a time and price that they deem appropriate and could impair our future ability to raise capital through an offering of our equity securities.
Starlab is currently a joint venture that we own with other co-venturers and investors, and we may invest in additional joint ventures in the future and face risks stemming from such joint venture investments.
Starlab is currently a joint venture, which presents certain risks. In particular, we will rely on our joint venture partners to assist in the design, development, manufacture, commercialization and overall success of Starlab. For example, Airbus provides technical design and engineering services, including manufacturing Starlab’s habitat; Mitsubishi contributes by leveraging its expertise in space research and development; MDA Space provides a full range of external robotics, robotics interfaces and robotic mission operations to the station; and Palantir will leverage data modeling through digital twins and artificial intelligence technologies to enhance Starlab’s operations.

Our current joint venture investment in Starlab and any future joint venture investments we engage in involve additional risks distinct from investments that are wholly-owned and in which a third-party or other outside investors are not involved, including, among other things, that:
•our joint venture partners may leave the joint venture and we may not be able to replicate the services or technology provided by such joint venture partners;
•we and a co-venturer or partner may reach an impasse in agreeing upon a major decision that requires the approval of other parties;
•we may not have exclusive control over the development, manufacturing, testing, launching, operation, financing, management and other aspects of the joint venture, which may prevent us from taking actions that are in our own best interest but opposed by a co-venturer or partner;
•a co-venturer or partner may at any time have economic or business interests or goals that are or may become inconsistent with ours;
•a co-venturer or partner may encounter liquidity or insolvency issues or may become bankrupt, which may mean that we and any other remaining co-venturers or partners generally would remain liable for the joint venture’s liabilities;
•a co-venturer or partner may be in a position to take action contrary to our instructions, requests, policies or investment objectives;
•a co-venturer or partner may take actions that subject us to liabilities in excess of, or other than, those contemplated;
•in certain circumstances, we may be liable for actions of our co-venturer or partner, including violations of anti-corruption, import and export, taxation and anti-boycott laws;
•our joint venture agreements may restrict the transfer of a co-venturer’s or partner’s interest or otherwise restrict our ability to sell the interest when we desire or on advantageous terms;
•our joint venture agreements may contain buy-sell provisions pursuant to which one co-venturer or partner may initiate procedures requiring the other co-venturer or partner to choose between buying the other co-venturer’s or partner’s interest or selling its interest to that co-venturer or partner;
•if a joint venture agreement is terminated or dissolved, we may not continue to own or operate the interests or investments underlying the joint venture relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership; or
•disputes between us and a co-venturer or partner may result in litigation or arbitration that could increase our expenses and prevent our management from focusing their time and attention on our business.
Any of the above could materially and adversely affect the value of our current joint venture investment or any future joint venture investments and potentially have a material adverse effect on us.
Our business relies on projects with extended timelines and failure to realize these projects may adversely impact our business.
Our business and revenues rely on projects with extended and estimated timelines. For example, Starlab is planned to be in operation as early as 2029. However, our reliance on events in the long term subjects us to significant risk of changes in economic environment, competitive landscape and technological advances. In particular, we may encounter unanticipated delays in the scheduled commencement date or completion of Starlab, including due to our inability to secure funding, manufacturing delays and launch delays, as well as delays due to weather and supply chain disruptions. If the development and launch of Starlab (or its components) is not as successful as anticipated or if we fail to realize all or some of the benefits within the anticipated timeframe, we may accrue additional costs, fail to gain expected cost savings, fail to recognize additional revenue, become unable to meet our financial objectives, negatively impact customer and employee experience and fail to grow or grow as quickly or compete as effectively as we currently anticipate. In addition, given the large amount of time, we may be unable to adequately prepare for additional risks of which we may not currently be aware and the risks of which we are aware may be heightened. Failure to meet these timelines or delays in operation of Starlab and other projects may adversely affect us.

Any technology intended for use in outer space, including Starlab, may be delayed, damaged or destroyed during pre-launch operations, launch failures or during the execution of the operation, which can materially and adversely affect our operations.
Damage or destruction during pre-launch operations, launch delays or failures, delays in the manufacturing of space infrastructure technology, or incorrect orbital placement during execution of a space mission could have a material adverse effect on us. The delay in service of, or damage to, any technology due to a launch failure could result in significant delays or a permanent reduction in anticipated revenue to be generated by that technology. In addition, if the loss of any technology occurred, we may not be able to accommodate affected customers with our other replacement solutions until a replacement technology is available, and we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary technology replacement. Any launch delay, launch failure, underperformance, delay or perceived delay could have a material adverse effect on us.
For example, Starlab is designed to reach orbit in a single launch. If that launch fails, the entire spacecraft could be destroyed. There are limited launch vehicles capable of lifting an object of Starlab’s mass into orbit and such vehicles do not have a proven track record of successful launches. If such launch vehicles are not operational by our planned launch date, we may experience delays in our ability to commence the Starlab business, and if our attempted launch fails, we may not be able to construct a replacement in a timely manner, or at all.
We have never launched or maintained a space station before and may lack the necessary expertise, personnel and resources to successfully launch and maintain a space station on our own.
We have never launched or maintained a space station like our planned Starlab. Factors that may affect our ability to launch and maintain a space station on our own include, among other things, recruiting and retaining adequate numbers of effective sales and marketing personnel and other unforeseen costs associated with managing vendors. For example, payload launch availability and astronaut crew time of the ISS have limited our ability to expand our mission management business. To achieve commercial success for Starlab, we may need to expand our organization and develop new partnerships. Expanding our organization and developing new partnerships requires significant investment, is time-consuming and could potentially delay the successful completion of Starlab. If we are unable to complete or commercialize Starlab, we may not generate revenue from it or be able to reach or sustain profitability.
The benefits that we believe will result from the completion and commercialization of Starlab may not actually materialize.
While we believe that the development and completion of Starlab will result in certain benefits, there can be no assurance that the Company will realize any of such benefits in the anticipated timeframe. Our planned Starlab is a large complex project that is a speculative and expensive undertaking and involves a substantial degree of risk and uncertainty. To date, no private company has successfully developed a space station, which makes it difficult to evaluate our prospects to successfully develop and maintain a space station or the potential markets for space station services if such technologies are developed. In addition, commercial customers and governmental customers may not choose to use Starlab or our services. Accordingly, we cannot assure you that any long-term benefits from the completion of Starlab will materialize in the manner or on the timeline we currently anticipate and the failure to realize such benefits could have a material adverse effect on us.
If our technologies fail to operate as intended, it could have a material adverse effect on us.
The manufacturing, testing, launching and operation of our products and services involve complex processes and technology. The sophisticated and rigorous design, manufacturing and testing processes and practices we employ do not entirely prevent the risk that we may not be able to successfully launch to space or manufacture our products on schedule, or that our products may not perform as intended. Our products and services employ advanced technologies and sensors that are exposed to severe environmental stresses in space that have, and may in the future, affect the performance of our products. Hardware component problems in space could lead to deterioration in performance or loss of functionality of our technology. In addition, human operators may execute improper commands that may negatively impact the technology’s performance. Exposure of our technology to an unanticipated catastrophic event, such as a meteor shower or a collision with space debris, could reduce the performance of, or completely destroy, the affected technology.
We cannot provide assurances that our technologies will continue to operate successfully in space throughout their expected operational lives. Technical deficiencies or anomalies could significantly hinder its performance even if such technology is operated properly. Additionally, our products may contain defects that are not detectable in pre-launch screenings due to their complexity and the unpredictability of the space environment and our general inability to test our products and solutions in the same conditions under which they will be used.
We may experience other problems with our technology that may reduce its performance. If any one of our technologies is not fully operational, we may lose most or all of the revenue that otherwise would have been derived during such period. When our products fail to perform adequately, some of our contracts may require us to forfeit a portion of our expected profit, receive reduced payments, provide a replacement product or service, or reduce the price of subsequent sales to the same customer. Performance penalties may also be imposed when we fail to meet delivery schedules or other measures of contract performance. We do not generally insure against potential costs resulting from any required remedial actions or costs or loss of sales due to postponement or cancellation of scheduled operations or product deliveries. Our inability to repair or replace a defective technology, or correct any other technical problem, in a timely manner could result in a significant loss of revenue or expose us to products liability. If any technology becomes impaired or is no longer functional, it would significantly impact our business, prospects, reputation and profitability.
Space is a harsh and unpredictable environment where our products and service offerings are exposed to a wide and unique range of environmental risks, including, among others, coronal mass ejections, solar flares, and other extreme space weather events and potential collision with space debris or another spacecraft, which could adversely affect our technology and spacecraft performance.
Space weather, including coronal mass ejections and solar flares, as well as space debris and other spacecraft have the potential to impact the performance and controllability of our technology in orbit, including completely disabling our communications or mechanical capabilities. Our ability to actively maneuver certain equipment to avoid potential collisions with space debris or other spacecraft is limited by, among other factors, uncertainties and inaccuracies in the projected orbit location of objects tracked and cataloged by the U.S. government. Additionally, some space debris is too small to be tracked and, therefore, its orbital location is completely unknown; nevertheless, this debris is still large enough to potentially cause severe damage or a failure of our technologies in space should a collision occur. The failure of our technology in space may cause perceptions or direct degradation of performance, and ultimately impact our business, results of operations and financial position.
We operate in highly competitive industries.
We operate in highly competitive industries and many of our competitors have significant advantages, including, among other things, strong customer relationships, more experience with regulatory compliance, greater financial and management resources and access to technologies not available to us. Many of our competitors are substantially larger than we are and may be able to adapt more quickly to changing technology or market conditions or may be able to devote greater resources to the development, promotion and sale of their products. Such competitors may also have ready access to capital to fund their activities, which could provide a competitive advantage relative to us, as we will need financing to fund our development activities. In addition, competition may increase and intensify as more or larger competitor companies, including those formed through joint ventures or consolidation, enter our markets. Our ability to compete may also be adversely affected by limits on our capital resources and our ability to invest in maintaining and expanding our market share.
Competition in the technologies that we prepare as well as the consulting, administrative and advisory services that we deliver is highly diverse, and while our competitors offer different products and services, there is often competition for contracts. Further, many of our contracts and task orders with the federal government are awarded through a competitive bidding process, which is complex and sometimes lengthy. To the extent there is any reduction in the overall number of government contracts or reduction in the scope of the contracted work, as a result of shifting government priorities or otherwise, we may face increased competition.

Moreover, we face competition from companies that have served as prime contractors on projects for which we served as subcontractors. Conversely, we may face competition from companies that have served as subcontractors on projects for which we served as prime contractor. For example, those companies could choose to offer services that we would typically provide or those companies that previously served as subcontractors could seek prime contractor roles on certain projects.
We may also face competition in the future from emerging low-cost competitors. In addition, some of our foreign competitors currently benefit from, and others may benefit in the future from, protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Government support of this nature greatly reduces the commercial risks associated with technology development activities for these competitors. This market environment may result in increased pressures on our pricing and other competitive factors.
Our contracts with the U.S. government may be terminated by the U.S. government at any time, which could have a material adverse effect on us.
Government contract laws and regulations can impose terms or obligations that are different than those typically found in commercial transactions. For example, the U.S. government may terminate any of our government contracts and subcontracts for any reason or no reason at all. Upon termination for convenience of a fixed-price type contract, we are usually entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost-reimbursable contract, we are usually entitled to a portion of the fee plus reimbursement of allowable costs, which include our cost to terminate agreements with our suppliers and subcontractors.
However, U.S. government programs do not always have sufficient funds appropriated to cover the termination costs if the government were to terminate for convenience. Under such circumstances, the U.S. government could assert that it is not required to appropriate additional funding, which would negatively affect our expected profit and cash flows.
In the case of our termination for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties. In addition, a termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.
In addition, the U.S. government could terminate a prime contract under which we are a subcontractor for any reason and/or due to default by the prime contractor, notwithstanding the fact that our performance and the quality of the products or services we delivered were consistent with our contractual obligations as a subcontractor.
Our U.S. government programs often operate for periods of time under Undefinitized Contract Actions (“UCAs”), which means that we begin performing our obligations before the parties agree to terms, specifications and price. The U.S. government has (and has exercised in the past) the ability to unilaterally definitize contracts which, absent a successful appeal, obligates us to perform under terms and conditions imposed by the U.S. government. This can affect our ability to negotiate mutually agreeable contract terms and, if a contract is unilaterally imposed upon us, it may impose burdensome terms and negatively affect our expected profit and cash flows on a program.
Certain of our U.S. government contracts span one or more base years and include multiple option years. The U.S. government may decide not to exercise option periods, which could result in a loss of expected sales or profits. In addition, the U.S. government may decide to exercise option periods for contracts under which it is expected that our costs may exceed the contract price or ceiling, which could result in losses or unreimbursed costs.
As our contracts expire, we may not be able to renew them or replace them with agreements on similar terms.
Certain contracts in our portfolio are subject to re-contracting in the future. If prices in our market change at the time of such re-contracting, it may impact our ability to re-negotiate or replace these contracts on terms that are acceptable to us, or at all. In addition, a concentrated pool of potential buyers for our products and services may restrict our ability to negotiate favorable terms under new contracts or existing contracts that are subject to re-contracting.
We cannot provide any assurance that we will be able to re-negotiate or replace these contracts once they expire, and even if we are able to do so, we cannot provide any assurance that we will be able to obtain the same prices or terms we currently receive. Our inability to re-negotiate or replace these contracts, or to secure prices at least equal to the current prices we receive, could have a material adverse effect on us.
At times, we rely on a single vendor or a limited number of vendors to provide certain key products or services and the inability of these key vendors to meet our needs could have a material adverse effect on our business.
Historically, we have contracted with a single vendor or a limited number of vendors to provide certain key products or services, such as composites, inertial measurement units, construction of structures, and ground network services. In addition, our manufacturing operations depend on specific technologies and companies for which there may be a limited number of vendors. Our business, financial position and results of operations may be adversely affected if these vendors are unable to meet our needs because they fail to perform adequately, are unable to satisfy new technological requirements, or are unable to dedicate engineering and other resources necessary to provide the contracted services. While alternative sources for these products, services and technologies may exist, we may not be able to develop these alternative sources quickly and cost effectively, which could materially impair our ability to operate our business. Furthermore, these vendors may request changes in pricing, payment terms or other contractual obligations, which could cause us to make substantial additional investments.
Additionally, some of our suppliers’ employees are represented by labor unions. Work stoppages and instability in our relationships with labor unions could delay the production and/or development of our products, which could strain relationships with customers and significantly increase our operating costs and/or result in a loss of revenues which would adversely affect our operations.
We are subject to procurement laws and regulations, including those that enable the U.S. government to terminate contracts for any reason or no reason at all. Our business and reputation could be materially and adversely affected if we or those we do business with fail to comply with these laws.
We must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. In particular, we are subject to the procurement policies and procedures set forth in the FAR and its agency-specific supplemental regulations. The FAR and its supplements govern aspects of U.S. government contracting, including contractor qualifications, acquisition procedures, solicitation provisions and contract terms. These and other requirements specific to U.S. government contracts must be complied with for a contract to be awarded and the FAR provides for audits and reviews of contract procurement, performance and administration. A violation of these laws and regulations by us, our employees or others working on our behalf, a supplier or a joint venture partner could harm our reputation and result in negative consequences, including the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or perform services and civil or criminal investigations or proceedings. In addition, costs to comply with new government regulations can increase our costs, reduce our margins and affect our competitiveness.
Our ability to pursue our business activities is regulated by various agencies and departments of the U.S. government and, in certain circumstances, the governments of other countries. Any product that is to be delivered to the space domain will require licenses from the U.S. Department of Transportation and the Federal Aviation Administration. The Federal Communications Commission also requires licenses for radio communications from rocket launch providers, which as a customer delivering equipment or a provider supporting a rocket launch, may impact us and the equipment waiting to get to space and services it may be providing on the ground to the launch company. Some of our programs require that we and certain of our employees maintain appropriate security clearances. We also require export licenses from the U.S. Department of State, the U.S. Department of Commerce and, occasionally, the governments of other countries with respect to transactions we have with foreign customers or foreign subcontractors. If we are unable to maintain required licenses and/or security clearances, or are otherwise restricted by the regulatory agencies that our businesses are subject to, it could have a material adverse effect on us.
In addition, the U.S. government could implement procurement policies that negatively impact our profitability or the ability to win new business. Changes in procurement policy favoring more incentive-based fee arrangements, different award fee criteria or government contract negotiation offers based upon the customer’s view of what our costs should be (as compared to our actual costs) may affect the predictability of our profit rates or make it more difficult to compete on certain types of programs.
The DoD’s increasing use of OTA agreements could adversely impact us.
The DoD is increasingly pursuing rapid acquisition pathways and procedures for new technologies, including through so called OTA agreements. While OTAs do not currently represent a significant portion of our overall revenue for the year ended December 31, 2025, the Starlab SAA is an OTA. In addition, the DoD has recently increased the frequency of use and the size of OTAs and we expect this trend to continue. OTAs are exempt from many traditional procurement laws, including the FAR, and may be used, subject to certain conditions, for research, prototype development and follow-on production for a successful prototype. The conditions to award OTAs include, in certain instances, that a non-traditional defense contractor performs a significant portion of the work under the OTA or that non-government sources fund a portion of the cost of the prototype project. We may be unable to pursue certain opportunities if we cannot successfully adapt to the DoD’s rapid acquisition processes. In addition, we may decide not to pursue such opportunities if the DoD significantly increases the use of OTAs with non-traditional defense contractors or increasingly mandates cost sharing. As a result, we may lose strategic new business opportunities in high-growth areas and our future performance and results could be adversely affected. Our success also depends on our ability to continue to identify technological innovation and adapt it to our platforms in light of changes in procurement policies that emphasize acquiring technologies with shorter life cycles.
Some of our contracts with the U.S. government are classified, which may limit investor insight into portions of our business.
We derive a portion of our revenues from U.S. government programs that are subject to security restrictions that preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide details about these classified programs, their risks or any disputes or claims relating to such programs, and may not disclose such information pursuant to SEC rules permitting confidential treatment of certain information. As a result, investors and others might have less insight into our classified programs than our other businesses and, therefore, less ability to fully evaluate the risks related to our classified business.
Our current and future acquisitions, dispositions or strategic transactions may fail to successfully integrate with our business activities or fail to deliver the expected return on investment and could have a material adverse effect on us.
Our company was developed through a series of acquisitions and we expect to make additional acquisitions in the future. The acquisition of businesses, offerings, technologies or talent that we believe could complement or expand our business platform, enhance our technical capabilities, or offer growth opportunities may not occur as planned. In addition, such acquisitions may divert the attention of management and cause us to have un-forecasted expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
Furthermore, there are inherent risks in integrating and managing acquisitions. For example, in our early acquisitions, we did not purchase 100% control of our targets, resulting in difficulties in implementing changes and achieving synergies in a timely manner or at all. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, solutions and technologies successfully, or effectively manage the combined business following the acquisition. Additionally, we may not achieve the anticipated benefits or synergies from the acquired business due to a number of factors, including, without limitation:
•unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its offerings or technology;

•incurrence of acquisition-related expenses, which would be recognized as a current period expense;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain relationships with customers and partners of the acquired business;
•challenges with incorporating acquired technology and intellectual property or other proprietary rights into our Company’s platform and maintaining quality and security standards consistent with our brand;
•inability to identify security vulnerabilities in acquired technology prior to integration with our technology and platform;
•inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;
•delays in customer purchases due to uncertainty related to any acquisition;
•the need to integrate or implement additional controls, procedures and policies;
•challenges caused by distance, language and cultural differences;
•harm to our existing business relationships with business partners and customers as a result of the acquisition;
•potential loss of key employees;
•use of resources that are needed in other parts of our business and diversion of management and employee resources;
•inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
•use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.
Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process. Our Company may have to pay cash, incur debt or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our stock. The sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our Company’s ability to manage its operations. Any of the foregoing could have a material adverse effect on us.
We may not be able to convert our projects in backlog, including funded backlog, into revenue.
Our backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any customer options for future products or services that have not yet been exercised and potential bookings under IDIQ contracts, which we refer to as unfunded contract options. Backlog in all of our segments includes both single and multi-year awards, and fluctuations in backlog are driven primarily by the timing of large program wins. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted. Change orders may increase or decrease the amount we ultimately bill for a particular project, causing us to realize more or less revenue from a project than was reflected in our backlog as of the date of estimation. Additionally, prior to categorizing a project as part of our backlog, we maintain a running list of projects that are in an advanced stage of active bidding and discussion, including potential change orders for current projects, but for which the customer has not yet confirmed the commercial terms, the value of the contract and/or the scope of our work. These projects are tracked for project planning and budgeting of the business. Once the terms of these projects are further progressed in line with our backlog criteria, they are recorded in our backlog.
In general, our customers have the right to cancel their contracts under termination for convenience clauses. If a customer cancels a contract before the full exercise of the agreement, we may not receive the full revenue from these orders, but would recognize revenue under the agreement of our cost basis with reasonable margin to the extent of progress performed on the contract. In addition, our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Some contracts comprising the backlog, including funded backlog, are for programs scheduled many years in the future, and the economic viability of contractual counterparties is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in both the funded and unfunded backlog could change because many factors and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our financial performance.
In addition, our backlog is subject to meaningful customer concentration risk. As of December 31, 2025, approximately 86.3% of the total dollar value of our funded backlog related to our top customer, the U.S. government. Any disruption in our business with those customers, whether as a result of changes in such customers’ demand for products or services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have a material adverse impact on us.
Our products and equipment have a finite useful life.
Our ability to earn revenue is dependent on technologies and equipment that have a limited useful life. While our products and equipment are designed for a certain number of cycles, known as the design life, there can be no assurance as to the actual operational life of our products and equipment and such useful life may prove to be shorter than such product’s and equipment’s design life. A number of factors impact the useful lives of our products and equipment, including, among other things, technological advancement leading to obsolescence or damage due to impact from meteors or space junk. In the event that equipment reaches the end of its useful life earlier than anticipated, replacement or repair may be necessary, which may affect costs and reduce profits.
In addition, since we have not yet developed a cost-effective method of repurposing parts and materials once they have been deployed into space, we are not able to recoup any of the value from these parts and materials in the resale market.
Our business involves significant risks and uncertainties that may not be covered by insurance.
A significant portion of our business relates to designing, developing and manufacturing advanced space technology products and services, including Starlab. New technologies may be untested or unproven and the failure of our products and services could result in extensive damage. Accordingly, we may incur liabilities that are unique to our products and services.
The amount of insurance coverage that we maintain may not be adequate to cover all claims or liabilities. Existing coverage may be canceled while we remain exposed to the risk and it is not possible to obtain insurance to protect against all operational risks, natural hazards and liabilities. In particular, the insurance market for the launch and operation of a non-governmentally owned, crewed space station does not currently exist. If a significant accident or event occurs that is not fully insured, if we fail to recover all anticipated insurance proceeds for significant accidents or events for which we are insured, or if we fail to replace or repair products or services damaged by such accidents or events, our operations and financial condition could be harmed.
We have historically insured against liability to third parties from space activities as required by law to the extent that insurance was available on acceptable premiums and terms. However, the insurance coverage for third-party damages may not be sufficient to cover the liability. Although the U.S. government may pay claims for third-party damages to the extent they exceed our insurance coverage, this depends on a government appropriation and is subject to a statutory limit. In addition, this insurance will not protect us against our own losses, including for technologies supporting a launch complex and technology operating in outer space.
The price and availability of insurance fluctuates significantly. For example, the space and property insurance markets are experiencing increased price volatility and capacity constraints. Due to recent increases in the frequency and severity of losses, insurers are decreasing limits, increasing pricing, which may lead to some exiting the market. Insurance market conditions or factors outside our control, such as failure of our infrastructure technology, could cause premiums to be significantly higher than current estimates and could reduce amounts of available coverage. The cost of our insurance has been increasing and may continue to increase. Higher premiums on insurance policies will reduce our operating income by the amount of such increased premiums. If the terms of insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all.

In addition, although we carry business interruption insurance policies, any business interruption losses could exceed the coverage available or be excluded from our insurance policies. Any disruption of our ability to operate our business could result in a material decrease in our revenues or significant additional costs to replace, repair, or insure our assets, which could have a material adverse impact on our financial condition and results of operations.
The release, unplanned ignition, explosion or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results.
Our business operations involve the handling, production and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals. The handling, production, transport and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us and third parties could also occur. Extensive regulations apply to the handling of explosive and energetic materials, including, but not limited to, regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. Any release, unplanned ignition or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on us.
We provide products and services involving hazardous and high risk operations, which subjects us to various environmental, regulatory, financial, reputational and other risks.
We provide products and services related to hazardous and high risk operations. We use and provide energetic materials, including in propulsion systems, which include products that involve highly explosive or flammable elements. These and other activities subject us to various extraordinary risks, including (1) potential liabilities relating to unintended initiation of energetic materials and explosions, including risk of personal injury, property damage and environmental harm; (2) harmful effects on the environment and human health that may result from the development, testing and use of energetics, including in propulsion systems, and unintended explosions or releases and (3) failed launches. We may be subject to reputational harm and potential liabilities arising out of such incidents or hazardous operations, whether or not the cause was within our control, and insurance may not be reasonably available. Under some circumstances, the U.S. government and prime contractors may provide for certain indemnification and other protection, including pursuant to, or in connection with, Public Law 85-804, 10 U.S.C. 3861, the NASA Space Act, the Commercial Space Launch Act and the Terrorism Risk Insurance Reauthorization Act, for certain risks, but those protections may not be available or adequate.
Certain of our products, such as black powder and propulsion systems, involve the use, manufacture and/or handling of a variety of explosive and flammable materials or other hazardous substances. These activities may result in incidents that cause workplace injuries and fatalities, the temporary shut down or other disruption of manufacturing, production delays, environmental harm and expense, fines and liabilities to third parties. We have safety and loss prevention programs, which provide for pre-manufacture reviews, along with third-party safety audits of operations involving explosive materials, to attempt to mitigate such incidents, as well as potentially insurance coverage and indemnification, but they may not be successful.
In addition, our customers may use our products and services in ways that can be unusually hazardous or risky, or in ways that are not intended, which may create potential liabilities for our company, as well as reputational harm.
If any of these risks were to materialize (for example, if there was an incident related to the use of energetics or propulsion systems), and if insurance coverage or indemnification or other protection was not fully available, it could adversely affect our reputation and have a material adverse effect on our financial position, results of operations and/or cash flows.
Our products and services support human exploration of space, which includes a risk to human life and the risk of liability.
Our current products and planned future products support crewed missions and human habitation in space, including on the ISS and the planned Starlab. Due to the harsh and unpredictable nature of space, all travel by humans in space carries some risk to human life. If our activities were to result in an unfortunate loss of human life, our business may be exposed to liability for loss of life or injury, products liability, lost profits, loss of reputation, loss of customers or other adverse outcomes.
Interruption or failure of our infrastructure, including our information technology and communications systems, could hurt our ability to effectively perform our daily operations and provide and produce our products and services, which could damage our reputation and harm our operating results.
We are vulnerable to natural disasters and significant disruptions including tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics or pandemics, acts of terrorism, power shortages and blackouts, aging infrastructures, cyberattacks, computer viruses, computer denial of service attacks or other attempts to harm our systems, and telecommunications failures. In the event of such natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors or customers, destruction of facilities, and/or loss of life. In certain cases, some events may not excuse us from performing our obligations pursuant to agreements with third parties and therefore may expose us to liability.
The availability of many of our products and services depends on the continuing operation of our information technology and communications systems. Any downtime, damage to, or failure of our systems could result in interruptions in our operations and services, which could reduce our revenue and profits. Our manufacturing facilities are also subject to risks associated with an aging infrastructure. An infrastructure failure could result in the destruction of newly developed technologies, satellites, and satellite components being manufactured or in inventory, manufacturing delays, or additional costs. We do not maintain back-up manufacturing facilities or operations. The occurrence of any of the foregoing could result in lengthy interruptions in our operations and services and/or damage our reputation, which could have a material adverse effect on us.
Disruptions in the supply of key raw materials or components and difficulties in the supplier qualification process, as well as increases in prices of raw materials, could adversely impact us.
Key raw materials and components used in our operations include chemicals, composites, electronic, electro-mechanical, and mechanical components, subassemblies and subsystems that are integrated with the manufactured parts for final assembly into finished products and systems. We are impacted by increases in the prices of raw materials used in production on fixed-price business. We monitor sources of supply to attempt to assure that adequate raw materials and other components and supplies needed in manufacturing processes are available. However, our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial and government contracts, which could, in turn, result in reduced sales and profits, contract penalties or terminations and damage to customer relationships, and could have a material adverse effect on us. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty completing qualification of new sources of supply, implementing use of replacement materials, components or new sources of supply, or a continuing increase in the prices of raw materials, energy, or components could have a material adverse effect on us.
Adverse global market, economic and political conditions, including military conflicts or terrorist acts, pandemics and other catastrophic events could have a material adverse effect on us.
Our results of operations are materially affected by market, economic, political conditions, pandemics and other catastrophic events in the United States and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and/or budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.
Terrorist attacks, actual or threatened acts of war or the escalation of current hostilities or any other military or trade disruptions impacting our domestic or foreign suppliers, may create volatility and disruption in the United States and global businesses and markets. In particular, these or other conflicts have led and could lead to further regional instability, market disruptions, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and the supply chain, which could create or exacerbate risks facing our business, including making it more difficult for us to raise capital.
We have existing contracts with customers in the Middle East and the continuation or escalation of hostilities in the region may make it difficult or impossible for us to deliver on our obligations under such contracts or to realize expected revenue under such contracts.
Additionally, such conflicts may contribute to volatility in global energy markets, including fuel prices, which are critical to our operations, and could disrupt supply chains for materials and equipment upon which we rely.
Efforts to reduce the U.S. federal budget or spending could adversely affect our business.
Any reductions in government spending could result in lower utilization of our services, additional price pressure or loss of our U.S. government contracts. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our liquidity, results of operations and financial condition.
Additionally, considerable uncertainty exists regarding how future budget and program decisions will develop. A significant portion of our funding comes from the U.S. government, including the funding for Starlab. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for and delay or eliminate the ability for additional contracting.
Changes in tax law, effective tax rates or adverse outcomes from other tax increases or an examination of our income or other tax returns could adversely affect our results of operations and financial condition.
Changes in laws and policies relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. Any changes in our effective tax rates or tax liabilities could adversely affect our results of operations and financial condition. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•expansion into or future activities in new jurisdictions;
•the availability of tax deductions, credits, exemptions, refunds and other benefits to reduce tax liabilities;
•tax effects of share-based compensation; and
•changes in tax laws, tax regulations, accounting principles, or interpretations or applications thereof.
Many countries have recently enacted, or are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations. For example, in 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which made significant changes to its tax laws, including reducing the corporate tax rate and altering the way in which the United States taxes multinational corporations. The One Big Beautiful Bill Act (“OBBBA”), which was enacted in the United States on July 4, 2025, permanently extends certain expiring provisions of the TCJA. In 2021, the Organization for Economic Cooperation and Development (“OECD”) released a framework to implement a global minimum tax of 15% (“Pillar 2”). While other countries have adopted legislation to implement Pillar 2, the enactment of the OBBBA and a subsequent release by the OECD Inclusive Framework of a “side-by-side” safe harbor package effectively exempt certain U.S. companies from provisions of Pillar 2. In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the United States. The IRA made a number of changes to U.S. tax laws, including adding a 15% minimum tax on adjusted financial statement income of certain large companies with average book income in excess of $1 billion. The OBBBA made other significant changes to the IRA and other provisions of U.S. federal tax law, including eliminating certain tax credits and restoring certain favorable business tax provisions such as full expensing of certain research and development costs and capital investments. The OBBBA has multiple effective dates. Legislative and other authorities both in the United States and in other countries regularly consider other proposals to amend tax law or implement new rules and may propose or adopt future changes to tax law, rules and policies. We are not able to predict if or when any such changes will be made, or the impact that such changes would have on our effective tax rate or our other operating results and financial condition.
In addition, an adverse outcome arising from an examination of our income or other tax returns could result in additional taxes, penalties, interest or other liabilities that could have an adverse effect on our operating results and financial condition.
Risks Related to Our International Operations
Our international business exposes us to risks relating to regulation, currency fluctuations and political or economic instability in foreign markets, which could have a material adverse effect on us.
We conduct business internationally through various products and services, including the ISS, and we intend to continue to do so in the future, including upon operation of Starlab. International operations are subject to certain risks, such as unexpected changes in laws, policies and regulatory requirements, including, but not limited to, regulations related to trade controls; increased cost of localizing systems in foreign countries; increased sales and marketing and research and development expenses; availability of suitable export financing; timing and availability of export licenses; imposition or increases of taxes, tariffs, embargoes and other trade barriers; political and economic instability; issues related to the political relationship between the United States and other countries; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; difficulties in obtaining or enforcing judgments in foreign jurisdictions; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. As a result of these and other risks, we may be unsuccessful in implementing our business plan for our broadband services business internationally, or we may not be able to achieve the revenues that we expect. In addition, some of our customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. We may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded. Any of the risks described above could materially harm our business and impair the value of our Class A common stock.
Our international sales and operations are subject to applicable laws relating to trade, including economic and trade sanctions and trade controls, the violation of which could adversely affect our operations.
We must comply with all applicable trade control laws and regulations of the United States and other countries, including the Arms Export Control Act, the ITAR, the Export Control Reform Act of 2018, the EAR and the economic and trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the U.S. Department of State under the ITAR. Other items are controlled for export by the U.S. Department of Commerce under the EAR. Applicable trade controls and sanctions restrict our ability to export our products to, or otherwise transact or deal with, certain countries, territories, and persons. For instance, we cannot provide services to certain countries or persons unless we first obtain the necessary authorizations from OFAC. Detecting, investigating and resolving actual or alleged violations of trade control or sanctions laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with these laws or regulations could result in significant fines, more onerous compliance requirements, more extensive debarments from export privileges, loss of export-related authorizations, reputational harm, adverse media coverage and other collateral consequences. A violation or even an allegation of a violation, of sanctions or trade controls could have a material adverse effect on us.

If significant tariffs or other trade restrictions are placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed.
If significant tariffs or other trade restrictions are placed on foreign imports by the United States and related countermeasures are taken by impacted foreign countries, our sales and results of operations may be harmed. Expanded tariffs or further retaliatory actions may force us to raise prices or absorb higher costs, potentially leading to customer loss and negatively impacting our performance, sales, and earnings.
Seeking to enforce an international contract through foreign courts may take significant amounts of time and expense with no certainty of success.
Our business could be adversely affected if we are required to enforce international contracts through foreign courts and we are unsuccessful or incur significant amounts of time and expenses seeking to do so. High litigation costs and long delays make resolving commercial disputes in foreign courts time-consuming and expensive. Such costs can be difficult to calculate with certainty. In addition, in certain jurisdictions in which we currently conduct business or may seek to conduct business in the future, there can be uncertainty regarding the interpretation and application of laws and regulations relating to the enforceability of contractual rights.
Risks Related to Information Technology, Cybersecurity, Data Privacy and Intellectual Property
Any significant failure of, disruption in, or unauthorized access to or use of, our computer systems or those of third parties that we utilize in our operations, including those arising from cyberattacks, could result in a loss or degradation of service, unauthorized processing of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business and financial conditions.
We rely extensively on our computer systems and other information technology, and those of our vendors, suppliers and other third-parties, to manage all aspects of our business and therefore, our operations, products, services, data and intellectual property are inherently at risk of disruption, loss, unauthorized access or use, human error, or tampering by both insider threats and external bad actors. In particular, our operations have faced, and will in the future face, various cyber and other security threats that threaten the confidentiality, integrity and availability of our systems, information technology and data, including attempts from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as malfeasance by insiders, human or technological error, computer viruses and other malicious codes, bugs or other vulnerabilities in software that is integrated into our (or our suppliers’ or vendors’) systems and products, ransomware, unauthorized access attempts, denial of service attacks, phishing, social engineering, hacking and other types of attacks. Any current or future integration of artificial intelligence in our or any third-party providers’ operations, products or services is also expected to pose new or unknown cybersecurity risks and challenges. In addition, threats to the security of our facilities, infrastructure or supply chain, power outages, threats from terrorist acts or other acts of aggression or catastrophic events could have a material adverse impact on our business. Furthermore, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
In the ordinary course of our business, we collect, receive, access, use, maintain, handle, store, transmit, disclose, destroy, dispose of and otherwise process personal, sensitive and other proprietary or confidential information, including intellectual property, business information, and personal information of our customers, suppliers and other third parties on our networks, and all such information is at risk. We may have liability to our customers, suppliers and other third parties if their information is lost, exfiltrated, processed in an unauthorized manner or otherwise compromised. Similarly, the data, intellectual property, and products and services in third-party environments are also inherently at risk. To the extent we have access to or rely on any customer, supplier or other third-party network, we face risks of breach, disruption or loss of those networks and information transmitted via those networks as well. Because we do not control our third-party vendors, or the processing of data by our vendors, our ability to monitor the data security of such third parties may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss or other unauthorized processing of our data and systems. If our third-party vendors fail to protect their information technology systems and our data, we may be vulnerable to disruptions in service and unauthorized processing of data, experience impacts to our operations, and we could incur liability and reputational damage. Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks.
Our systems and processes, and those of our customers, suppliers, vendors and other third-parties, can be attacked by third parties seeking to obtain access to or disrupt the data, systems and other information technology assets used in our operations. The techniques used to gain unauthorized access and conduct other types of cyberattacks are varied and constantly evolving as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to anticipate, timely detect, prevent or remediate all unauthorized processing, disruption, loss or harm. Because of our highly desired intellectual property and our support of the U.S. government and other governments, we (and our customers, vendors and suppliers) are a particularly attractive target for such attacks by hostile foreign governments, which have access to substantial technological resources and expertise. We have experienced attacks on our systems from bad actors that, to date, have not had a material adverse effect on our business. We cannot offer assurances, however, that future attacks will not materially adversely affect our business.
A cybersecurity incident or other significant disruption of our or our third-party vendors’ operations, systems, assets, products, or services could:
•disrupt the proper functioning of our networks, applications and systems and therefore our operations and/or those of certain of our customers, suppliers and other business and commercial partners;
•result in the loss, exfiltration or unauthorized processing of personal, sensitive or other regulated data, which may require or result in us notifying individuals, customers, governmental authorities, supervisory bodies and other parties, including pursuant to data privacy, data protection and cybersecurity laws and regulations;
•result in the unauthorized access to, destruction, loss, theft, misappropriation, release or other processing of, our, our customers’, our suppliers’, our vendors’ or our business and commercial partners’ proprietary, confidential, sensitive or otherwise valuable information, including trade secrets, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;
•destroy or degrade assets including space, ground and intellectual property assets;
•manipulate or tamper with our operations, products, services or other systems delivered to our customers or suppliers;
•compromise other sensitive government functions;
•subject us to legal claims or proceedings (including class actions), governmental investigations and enforcement actions and regulatory fines, penalties or other liabilities; and
•damage our reputation with our customers (particularly agencies of various governments) and the public generally, and cause us to lose existing or future customers.
We could also be required to spend significant financial and other resources to remedy the damage caused by a cybersecurity incident or significant disruption. In addition, we could be required to pay for investigations, forensic analyses, legal advice, public relations advice or other services, or to repair or replace networks and information technology systems. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information. We cannot guarantee that any costs and liabilities incurred in relation to a cybersecurity incident or significant disruption of our or our vendors’ operations, systems, assets, products or services will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
A cybersecurity incident that involves classified or other sensitive government information or certain controlled technical information could subject us to civil or criminal penalties and could result in loss of security clearances and other accreditations, loss of our government contracts, loss of access to classified information, loss of export privileges or debarment as a government contractor.

Any actual or perceived failure to comply with new or existing data privacy, data protection, and cybersecurity laws, regulations and other requirements could cause substantial harm to our business.
We are subject to U.S. federal, state, local and international laws, regulations, industry standards and contractual obligations regarding data privacy, data protection and cybersecurity, including those governing the processing and protection of personal, sensitive and other proprietary or confidential information.
Our DoD contracts subject us to enhanced cybersecurity requirements, including implementing controls to protect “controlled unclassified information” as specified in the National Institute of Standards and Technology Special Publication 800-171 (“NIST SP 800-171”) as well as obligations relating to the Cybersecurity Maturity Model Certification (“CMMC”). CMMC incorporates the requirements of NIST SP 800-171 and requires all contractors to, depending on the type and sensitivity of the information handled and the type of contract, perform a self-assessment or receive specific third-party cybersecurity certifications to be eligible for contract awards. Any failure to comply with these requirements could restrict our ability to bid for, be awarded, and/or perform DoD contracts. To the extent we, or our subcontractors or other third parties on whom we rely, are unable to achieve CMMC certifications in advance of certain contract awards, we may be unable to bid on new contracts or follow-on contracts for existing work with the DoD, which could materially and adversely affect our results of operations, financial condition, business and prospects. We may also be required to go through a recertification or new self-assessment process periodically, which may increase our costs of compliance relating to such certification and may cause operational delays. In addition, any obligations that may be imposed on us under the CMMC may be different from or in addition to those otherwise required by applicable laws and regulations, which may cause additional expense for compliance. Any violation of data privacy, data protection or cybersecurity laws, regulations, standards, or contractual obligations by our third-party processors could have a material adverse effect on our business, financial condition and operating results, and result in the fines and penalties outlined above.
In the United States, there are numerous federal and state data privacy and security laws, rules, and regulations governing the processing of personal data, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. For example, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. All 50 U.S. states, the District of Columbia and several U.S. territories have adopted data breach notification laws that require notice to be given to affected individuals, regulators, credit reporting agencies and/or others when certain types of data have been compromised as the result of a cybersecurity breach or incident. In the event of such a cybersecurity incident, our compliance with these laws may subject us to costs associated with investigation, notice and remediation, as well as potential litigation and investigations from applicable regulatory authorities. We may also become liable for damages under our contracts and applicable law and incur penalties and other costs. Depending on the facts and circumstances, any damages, penalties, fines and costs could be significant.
For example, California enacted the California Consumer Privacy Act (the “CCPA”), which requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain uses or disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Similar laws have been enacted in a number of other states across the country and are likely to be proposed at the federal level, which may result in increased privacy, cybersecurity and data protection enforcement. These laws may have conflicting requirements that make compliance challenging, which may increase our compliance costs and potential liability, particularly in the event of a data breach, and such compliance costs may have a material adverse effect on our business.
Outside the United States, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements that currently or may in the future apply to us and that could increase the cost and complexity of delivering our services, particularly as we expand our operations internationally. For example, in the EU and UK, we are subject to the EU General Data Protection Regulation (“EU GDPR”), the UK General Data Protection Regulation and the UK Data Protection Act as amended from time to time (together, the “UK GDPR”) (the EU GDPR and UK GDPR together, the “GDPR”). The GDPR imposes stringent data protection requirements for processing the personal data of individuals within the EU and UK, many of which are different from requirements under existing U.S. privacy laws. The GDPR enhances data protection obligations for “processors” and “controllers” of personal data, including, for example, expanded disclosure requirements, limitations on retention of personal data, mandatory data breach notification requirements and additional obligations. Non-compliance with the GDPR can trigger fines of up to the greater of €20 million/£17.5 million, or 4%, of our global annual turnover, and since we are under the supervision of relevant data protection authorities in both the EU and the UK, we may be fined under both the EU GDPR and the UK GDPR for the same breach. Non-compliance with the GDPR may also place restrictions on the conduct of our business and the manner in which we interact with our customers. Among other requirements, the GDPR generally prohibits transfers of personal data subject to the GDPR outside of the EU/UK, including the United States, unless a lawful data transfer solution has been implemented or a data transfer derogation applies. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EU and UK to third countries, including the United States. As the landscape further develops, we could suffer additional costs, complaints and/or regulatory investigations or fines, and we may have to take additional or different compliance measures, stop using certain tools and vendors and make other operational changes.
We are also subject to evolving EU/UK privacy laws that impose strict requirements on the use of cookies (and similar tracking technologies) and communications data including, for example, a requirement to collect valid consent for cookies and similar technologies, a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of non-essential cookie. European court and regulatory decisions are driving increased attention to cookies and tracking technologies, and data protection regulators are increasingly active in enforcement in this area. If enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities.
Additionally, as we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Further, we may be impacted by evolving EU cybersecurity laws. The Network and Information Security 2 Directive (“NIS 2”) came into force in January 2023, building on the original Network and Information Security Directive, amending the rules on security of network and information systems in the EU. EU Member States were required to adopt NIS 2 into national law by October 17, 2024. NIS 2 broadens the scope of regulated sectors and entities, including the space sector, and imposes heightened cybersecurity obligations on in-scope entities, including in respect of supply chain security, registration, and reporting requirements in respect of incidents having a significant impact on the provision of their services and significant cyber threats. It also introduces more stringent supervisory measures and stricter enforcement requirements – EU Member States must provide for administrative fines of at least the greater of €10 million, or up to 2% of annual worldwide turnover for certain infringements of NIS 2. Once fully in force, national laws implementing NIS 2 may require us to modify our cybersecurity practices and policies and we could incur substantial costs as a result. In addition, the EU Data Act came into effect on September 12, 2025, and introduces rules regarding access to product data generated from the use of connected products and their related services, which includes making product data accessible to the user free of charge. Where the EU Data Act applies, non-compliance can result in regulatory enforcement and fines, civil claims, and reputational damage.
Already, certain existing legal regimes (including related to data privacy) regulate certain aspects of artificial intelligence and machine learning technologies, and new laws regulating such technologies have entered into force or been introduced by federal, state and foreign government bodies and agencies. It is also possible that new laws and regulations will be adopted in the United States and in other countries, or that existing laws and regulations will be interpreted in ways that would affect the way in which we use artificial intelligence. It may not be possible to predict how such changes in the legal and regulatory landscape may affect our development or use of artificial intelligence. For example, the EU regulation applicable to certain artificial intelligence technologies and the data used to train, test and deploy them (the “EU AI Act”) entered into force on August 1, 2024, and its requirements are in the process of becoming effective on a staggered basis, with the majority of the substantive requirements applying from August 2, 2026. The EU AI Act imposes material requirements on both the providers and deployers of artificial intelligence technologies, and prohibits certain artificial intelligence practices, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches. Once fully applicable, the EU AI Act will have a material impact on the way artificial intelligence is regulated in the EU, and together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide and to improve our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
In addition, in the United States, legislation related to AI technologies has been introduced at the federal level and enacted or proposed by various states, including California, Colorado, Connecticut and Texas. Some enacted or proposed frameworks include requirements focused on transparency, risk-management and accountability for AI technologies, while others focus on high-risk uses of AI or the use of automated decision-making. Collectively, these developments signal an emerging trend towards a patchwork of state-level governance of AI in the United States. Furthermore, the Trump administration’s approach to investment in and regulation of AI technologies has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the Trump administration rescinded an executive order relating to the safe, secure and trustworthy development of artificial intelligence technologies that was previously issued by the Biden administration and issued new executive orders relating to artificial intelligence technologies, including an order that requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance in order to promote human flourishing, economic competitiveness, and national security.” It recently issued a new executive order that calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. Thus, the Trump administration or other agencies or governmental bodies may continue to rescind other existing federal orders, directive, regulations, actions and/or policies relating to artificial intelligence, or may issue, adopt or implement new executive orders and/or other policies, directives, regulations, orders and other actions relating to artificial intelligence in the future. Any such changes at the federal level, together with the enactment of any new state laws regulating artificial intelligence technologies, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.
Although we seek to comply with applicable laws, regulations, industry standards and other legal obligations relating to data privacy, data protection and cybersecurity, these requirements are continuously evolving and may be modified, interpreted, or applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply, which raises both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Moreover, many of the laws and regulations in this area are relatively new and their interpretations are uncertain and subject to change. Monitoring, preparing for and complying with the array of data privacy, data protection and cybersecurity legal regimes to which we are subject also requires us to devote significant resources, including, financial and time-related resources. Each of these data privacy, data protection and cybersecurity laws, regulations and standards and any other such changes or new laws, regulations or standards could impose significant limitations on our ability to process data and to offer certain types of products or services, require increased compliance costs and/or changes to our business, which may make our business costlier or less efficient to conduct. In addition, any failure or perceived failure by us to comply with any data privacy, data protection or cybersecurity laws, regulations, standards or contractual obligations to which we are or may become subject, or other legal obligations relating to data privacy, data protection, cybersecurity or consumer protection could adversely affect our reputation, brands and business, and may result in investigations, claims, proceedings or actions against us by governmental entities, customers, suppliers or others, including class actions, or other liabilities or may require us to change our operations and/or cease using certain data sets. Any such investigations, claims, proceedings, actions, or other liabilities could hurt our reputation, brands and business, force us to incur significant expenses in investigations and defense of such proceedings or actions, distract our management, increase our costs of doing business, result in a loss of customers and third-party partners and result in the imposition of significant damages liabilities or monetary penalties.
In addition, we depend on several third-party vendors in relation to the operation of our business, a number of which process personal information on our behalf. With each such provider, we attempt to mitigate the associated risks of using third parties by performing security assessments and due diligence and entering into contractual arrangements designed to ensure that providers only process personal information according to our instructions, and that they have technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing of such information.
Our use of artificial intelligence and machine learning technologies could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.
We use machine learning, artificial intelligence and automated decision-making technologies throughout our business, and are dedicating resources and efforts to continuously improve our use of such technologies. For example, we are developing artificial intelligence powered-edge computing units to operate across Earth and space, delivering versatile, real-time intelligence capabilities for defense and national security applications as well as for commercial use. As with many technological innovations, there are significant risks and challenges involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our solutions, be compliant with laws, contracts or other requirements, or be beneficial to our business, including our efficiency or profitability.
In particular, if the models underlying the artificial intelligence, machine learning and automated decision-making technologies that we develop or use are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures (including with respect to the processing and protection of such data); (iii) used without sufficient oversight and governance to ensure their responsible and ethical use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers and business partners, could suffer or we could incur liability resulting from harm to individuals, civil claims or the violation of laws or contracts to which we are a party.
If we cannot successfully establish, maintain, protect, and enforce our intellectual property, our business could suffer.
Our success depends on our ability to establish, maintain, protect and enforce our intellectual property and other proprietary rights. We rely on a combination of intellectual property rights, contractual protections and other practices to protect our proprietary information, technologies and processes as well as our brand. While it is our policy to maintain, protect and enforce our intellectual property rights, we cannot be sure that the actions we have taken will be adequate to protect us, and if our existing intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the protection such rights afford our products, services and brands could be impaired. We may be required to spend significant resources to monitor and protect our intellectual property rights and the efforts we take to protect our proprietary rights may not be sufficient. Our failure to maintain adequate protection of our intellectual property rights for any reason could negatively affect our competitive position, impede our ability to commercialize our products and services and harm our business and operating results. In addition, U.S. government contracts typically contain provisions that allow the government to claim rights, including intellectual property rights, in products and data developed under such agreements. We may not have the right to prohibit the U.S. government from using certain technologies developed by us and we may not be able to prohibit third-party companies, including our competitors, from using these technologies in providing products and services to the U.S government. The U.S. government generally takes the position that it has the right to royalty-free use of technologies that are developed under U.S. government contracts or using U.S. government funding.
We primarily rely on patent, copyright and trade secret laws to protect our proprietary technologies and processes, including the operations systems and technologies we use throughout our businesses both in our enabling functions and infrastructure development functions. We currently own certain patents and have applied for and may continue to apply for patent protection relating to certain proprietary aspects of existing and proposed products, processes and services. We cannot guarantee that any of our patent applications will issue into patents and the patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Some patent applications in the United States are maintained in secrecy for a period of time after they are filed and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we will be the first creator of inventions covered by any patent application we make or the first to file patent applications on such inventions. The patenting process is expensive and time-consuming, and we may not be able to file and/or prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or pursue or obtain patent protection in all relevant markets. Further, we cannot assure you that competitors will not infringe our patents or that we will have adequate resources to enforce our patents. Moreover, there is significant uncertainty as to the patentability of technology created with the assistance of artificial intelligence. As a result, certain of our patents may be at risk and pending or future patent applications may be more costly to prosecute, which may result in issued patents of limited scope, if such patents are issued patents at all.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. However, trade secret protection is risky and uncertain, and the disclosure or independent development by third parties of our proprietary technology could have a material adverse impact on our business and results of operations. Although our policy is to enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic and business relationships, no assurance can be given that these agreements will be effective in controlling access to, and distribution of, our proprietary information or will provide us with effective remedies in the event of a breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and a favorable outcome is not guaranteed. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our technologies, which may allow them to provide products and services similar to ours and thereby harm our competitive position. In addition, while we intend to put in place policies and procedures with respect to the use of artificial intelligence to mitigate risks to our confidential and proprietary information in connection with our anticipated adoption of such technologies, the use of certain artificial intelligence tools may pose risks to our proprietary and confidential information, including the inadvertent disclosure of such information into publicly available third-party training sets.
We also rely on our trademarks to distinguish our products and services from those of our competitors and have registered or applied to register many of these trademarks. If our trademarks are not adequately protected, we may be unable to maintain or build name recognition in our target markets and our business may be adversely affected. We cannot guarantee that our trademark applications will be approved and third parties may oppose our trademark applications or otherwise challenge our use of our trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services or solutions, which could result in loss of brand recognition and could require us to devote resources to develop, advertise and market new brands. If we are unable to successfully register our trademarks and establish name recognition based on our trademarks, we may not be able to compete effectively and our business may be adversely affected. In addition, competitors or other third parties have in the past adopted, and may in the future adopt, trademarks similar to ours, which may impede our ability to build brand identity, possibly leading to market confusion and potentially requiring us to pursue legal action.

Significant resources may be required to monitor and protect our intellectual property rights, and despite such efforts, we may not be able to detect infringement, misappropriation or other violations of our intellectual property rights by third parties. Litigation may be necessary in the future to enforce or protect our intellectual property rights. Such litigation could be costly, time-consuming, unpredictable and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the ownership, scope, validity and enforceability of our intellectual property rights. Third parties may also separately challenge the validity and enforceability of our intellectual property in administrative and other legal proceedings. An adverse determination of any litigation proceedings could put our intellectual property at risk of being invalidated. Furthermore, because of the substantial amount of discovery that may be required in connection with intellectual property litigation, there is a risk that some of our proprietary or confidential information could be compromised by disclosure during this type of litigation. Our inability to protect our proprietary technology and other intellectual property against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could allow competitors to develop and commercialize services or products similar to ours and thereby reduce demand for our offerings, could delay future sales and introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation.
Additionally, we have licensed, and may license in the future, intellectual property rights from third parties, and the licenses we receive to such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our products in the future and may restrict our rights to offer certain products in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property. If we violated the terms of any of our license agreements, such as by failing to make specified royalty payments or failing to comply with quality control standards, a licensor may have the right to terminate our license. Even if we comply with all the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so. The failure to maintain or renew our material license agreements could result in a loss of revenue and negatively impact our results of operations. We may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete. We also grant licenses to third parties which allow third parties the right to use certain of our intellectual property in a restricted capacity. Further, a government, including the U.S. government, or a prime contractor customer could require us to relinquish intellectual property and data rights in connection with performing work on a government contract, which could lead to a loss of valuable rights in technology and intellectual property as a condition for participating in a government program. While we attempt to ensure that our intellectual property rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights in or the value of our intellectual property rights.
Additionally, our intellectual property rights may not be protected in some jurisdictions to the same extent that they are protected in the United States, increasing the potential for infringement. It may be more difficult for us to successfully challenge the use of our intellectual property by other parties in these countries, which could diminish the value of our technologies, products and services and cause our competitive position and growth to suffer. In addition, filing prosecuting and defending our intellectual property in all countries throughout the world where we operate may be prohibitively expensive. The lack of adequate legal protections of intellectual property or adequate legal remedies for infringement, misappropriation and other violations of intellectual property in jurisdictions outside of the United States could have an adverse effect on our business, results of operations, and financial condition.
Third parties may allege that we are infringing, misappropriating, or otherwise violating their intellectual property rights, which could involve substantial costs and adversely impact our business.
Our success in part depends on our ability to develop, manufacture, market and sell our technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Furthermore, we cannot guarantee that the operation of our business does not and will not infringe or violate the rights of third parties. Because of technological changes in our industry, current patent coverage and the rapid rate of issuance of new patents, our current or future technologies may infringe, misappropriate or otherwise violate existing or future patents or intellectual property rights of other parties. Further, because some patent applications are maintained in secrecy for a period of time, there is a risk that we could develop a product or technology without knowledge of a pending patent application, which product or technology would infringe a third-party patent once that patent is issued.
We have in the past, and may in the future, be subject to claims by third parties alleging that we have infringed, misappropriated or otherwise violated their intellectual property rights. Any such claims can be expensive and time-consuming to defend and may divert management’s attention and resources, and an adverse result in any proceeding could put our ability to produce, market and sell our technologies in jeopardy. The outcome of any litigation is inherently uncertain, and there can be no assurances that favorable final outcomes will be obtained in all cases. We may be required to spend significant resources to defend against such claims, pay significant money damages, cease using certain processes, technologies, trademarks or other intellectual property, cease making, offering and selling certain technologies, obtain a license (which may not be available on commercially reasonable terms or at all) or redesign all or a portion of our technologies or change our branding (which could be costly, time-consuming, or impossible). While no such claims have been material to date, there is no guarantee that future claims would not have a material effect on our business.
The defense costs and settlements for intellectual property infringement lawsuits may not be covered by insurance. Intellectual property infringement lawsuits can take years to resolve. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, legal fees or settlement costs could have an adverse effect on our operations and financial position. Even if resolved in our favor, the volume of intellectual property related claims and the mere specter of threatened litigation or other legal proceedings may cause us to incur significant expenses and could distract our personnel from day-to-day responsibilities. The direct and indirect costs of addressing these actual and threatened disputes may have an adverse effect on our operations, reputation and financial performance.
In addition, some of our agreements with third parties require us to indemnify them for certain intellectual property claims against them, which could require us to incur considerable costs in defending such claims, and may require us to pay significant damages in the event of an adverse ruling. Such third-party partners may also discontinue their relationships with us as a result of injunctions or otherwise, which could result in loss of revenue and adversely impact our business operations.
Intellectual property rights discovered through government-funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies and compliance with such regulations may limit our intellectual property rights.
We may develop, acquire, or license intellectual property rights that have been generated with U.S. government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the U.S. government has certain rights in inventions developed with government funding. These U.S. government rights may include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government may have the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive or non-exclusive licenses to any of these inventions to a third-party if the U.S. government determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in” rights). Such “march-in” rights would apply to new subject matter arising from the use of such government funding or grants and would not extend to pre-existing subject matter or subject matter arising from funds unrelated to the government funding or grants. If the U.S. government exercised its march-in rights in our intellectual property rights that have been generated through the use of U.S. government funding or grants, we could be forced to license or sublicense intellectual property we developed or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the U.S. government for the exercise of such rights. The U.S. government may also have the right to take title to these inventions if a funding or grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government-funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government prohibits granting the exclusive right to use or sell these inventions in the United States unless the licensee agrees that products embodying or produced through the inventions will be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner of the intellectual property rights can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property rights.
Our use of open source software could compromise the proprietary nature of our software and expose us to other legal liabilities and technological risks.
Some of our proprietary software utilizes and incorporates open source software and we expect to continue to use open source software in our business in the future. Open source software is freely accessible, usable and modifiable, in each case, subject to the terms of the applicable open source software license. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions. For example, certain open source licenses may give rise to requirements to disclose or license our proprietary source code or make available any derivative works or modifications of the open source code on unfavorable terms or at no cost, and we may be subject to such terms if such open source software is combined, linked or otherwise integrated with our proprietary software in certain ways. We have implemented policies relating to our use of open source software that are designed to mitigate the risk of subjecting our proprietary code to these restrictions and requirements. However, we cannot be certain that we use open source software in a manner that is consistent with such policies. For example, we cannot guarantee that all open source software is reviewed prior to use in our platform or that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future. If we fail to comply with our policies, or if our policies are flawed, we may be subject to certain requirements, including requirements that we offer our software that incorporates or links to the open source software at reduced cost or for free, or that we make available the proprietary source code for such software to the general public.
Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that these licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products and services. If a third-party were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages and required to comply with onerous conditions or restrictions on the use of our proprietary software. In any of these events, we could be required to seek licenses from third parties and pay royalties in order to continue using the open source software necessary to operate our business or we could be required to discontinue use of our software in the event re-engineering cannot be accomplished on a timely basis, or at all. Any of the foregoing could require us to devote additional research and development resources to re-engineer our software, could result in customer dissatisfaction, could allow our competitors to create similar platforms with lower development effort and time and could have a material adverse effect on us. In addition, the use of open source software may entail greater technical and legal risks than those associated with the use of third-party commercial software, as open source licensors generally do not provide support, warranties, controls on origin of the software, indemnification or other contractual protections regarding infringement claims or the quality of the code, including the existence of security vulnerabilities. We cannot ensure that the authors of such open source software will implement or push updates to address security risks or will not abandon further development and maintenance. Many of the risks associated with usage of open source software, such as the lack of warranties or assurance of title, cannot be eliminated and could, if not properly addressed, negatively affect our business. To the extent that our technologies and other business operations depend upon the successful and secure operation of the open source software we use, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our software, delay the introduction of new technological capabilities, result in a failure of our technologies, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks and make our systems more vulnerable to data breaches or security attacks. In addition, the public availability of such software may make it easier for others to compromise our platform. Any of the foregoing would have a negative effect on our business, financial condition and results of operations.
Risks Related to Employees and the Workforce
We are highly dependent on the services of Mr. Dylan Taylor, Co-Founder, Chairman and Chief Executive Officer and Mr. Matthew Kuta, Co-Founder and President and if we are unable to retain Mr. Taylor and Mr. Kuta, our ability to compete could be harmed.
Much of our success centers around our two founders, Mr. Taylor and Mr. Kuta, who developed our model for acquisitions and revenue streams and provided the vision and leadership for our current success. While every member of our team is valuable, retaining the services and leadership of Mr. Taylor and Mr. Kuta is paramount. In addition to the value that both bring to the company, both Mr. Taylor and Mr. Kuta are influential in the space sector in the local community. They represent the essence and ideals of our company.
If either Mr. Taylor or Mr. Kuta were to discontinue their current roles in the near future or should either founder be unable to fulfill his duties for some reason, we would be hampered in fulfilling our vision, mission and goals. It may take time for us to replace and provide the same level of performance with other individuals. This delay in transition may hinder our ability to meet revenue and acquisition goals that investors anticipate. We do not maintain, and we do not expect to maintain in the future, a key person life insurance policy with respect to either Mr. Taylor, Mr. Kuta, or any of our employees.
Our inability to hire or retain key personnel could have a material adverse effect on us.
Our future success depends on the continued service of our senior management team and key technical employees as well as our ability to identify, attract and retain highly skilled technical, managerial, finance, and other personnel. Our operating performance is also dependent upon personnel who hold security clearances and receive substantial training to work on certain programs or tasks and can be difficult to replace on a timely basis if we experience unplanned attrition. The loss of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously harm our business, financial condition and results of operations. We face intense competition for qualified individuals, including for individuals holding high-level clearances, from numerous companies. Often, significant amounts of time and resources are required to train technical, sales and other personnel. Qualified individuals are in high demand and we may incur significant costs to attract and retain them. In addition, we may lose new employees to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. We may be unable to attract and retain suitably qualified individuals who can meet our growing technical, operational and managerial requirements, on a timely basis or at all, and we may be required to pay increased compensation in order to do so. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or divulged proprietary or other confidential information. If we are unable to attract and retain the qualified personnel we need to succeed, our business would suffer.
Labor-related matters, including labor disputes, may adversely affect our operations.
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in manufacturing and operations, and increases in our labor costs, which could harm our business, results of operations, and financial condition.
In addition, we could face a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act, and disability claims. Any claims could also result in litigation or regulatory proceedings being brought against us by various government agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties. If we were to become subject to such labor disputes, it could have a negative effect on our business, financial condition and results of operations.

Legal and Regulatory Risks
We or our subsidiaries are and may in the future be party to legal proceedings, investigations and other claims or disputes, which are costly to defend and, if determined adversely to us, could require us to pay fines or damages, undertake remedial measures or prevent us from taking certain actions, any of which could have a material adverse effect on us.
We or our subsidiaries may be party to legal proceedings, investigations and other claims or disputes, which may relate to subjects including commercial transactions, intellectual property, securities, employee relations or compliance with applicable laws and regulations. These legal proceedings could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition. These and other legal proceedings and investigations are inherently uncertain and we cannot predict their duration, scope, outcome or consequences. There can be no assurance that these or any such matters that have been or may in the future be brought against us will be resolved favorably. In connection with any government investigations, we may be required to pay substantial fines or civil and criminal penalties and/or be subject to equitable remedies, including disgorgement or injunctive relief, in the event the government takes action against us or the parties resolve or settle the matter. Other legal or regulatory proceedings, including lawsuits filed by private litigants, may also follow as a consequence. These matters are likely to be expensive and time-consuming to defend, settle and/or resolve and may require us to implement certain remedial measures that could prove costly or disruptive to our business and operations. They may also cause damage to our business reputation. The unfavorable resolution of one or more of these matters could have a material adverse effect on our business.
Our business is subject to various regulatory risks that could have a material adverse effect on us.
The environment in which we operate is highly regulated due to the sensitive nature of our complex and technologically advanced systems, in addition to regulations broadly applicable to publicly listed corporations. There are numerous regulatory risks that could adversely affect operations, including but not limited to:
•Changes in Laws and Regulations. The laws and regulations governing our business and operations may change in the future. A portion of our revenue is generated from customers outside of the United States and it is likely to increase. There may be a material adverse effect on us if we are required to alter our business to comply with changes in both domestic and foreign regulations, tariffs or taxes and other trade barriers that reduce or restrict our ability to sell our products and services on a global basis, or by political and economic instability in the countries in which we conduct business. Any failure to comply with such regulatory requirements could also subject us to various penalties or sanctions.
•Import and Export Restrictions. Certain of our technologies require the implementation or acquisition of products or technologies from third parties and affiliates, including those in other jurisdictions. In addition, certain of our technologies may be required to be forwarded or exported to other jurisdictions. If the use of the technologies can be viewed by the jurisdiction in which that supplier, subcontractor or affiliate resides as being subject to export constraints or restrictions relating to national security, we may not be able to obtain the technologies and products that we require from subcontractors and suppliers who would otherwise be our preferred choice or may not be able to obtain the export permits necessary to transfer or export our technology. The inability to obtain or maintain export approvals and export restrictions or changes during contract execution or non-compliance by our suppliers, subcontractors, and customers could have an adverse effect on our revenues and margins.
•U.S. Government Approval Requirements. For certain aspects of our business operations, we are required to obtain U.S. government licenses and approvals and to enter into agreements with various government bodies in order to export much of our end components, subcomponents and related equipment, to disclose technical data, or provide defense services to foreign persons. The delayed receipt of or the failure to obtain the necessary U.S. government licenses, approvals and agreements may prohibit entry into or interrupt the completion of contracts which could lead to a customer’s termination of a contract for default or monetary penalties. In addition, certain aspects of our business operations in the future may depend on international agreements between the United States and a Trade Agreement Act partner. As such, any future change or termination of these agreements that we rely on could have a material adverse effect on us.

•Competitive Impact of U.S. Regulations. Export and import control, economic sanction and trade embargo laws and regulations, including those administered by the U.S. Department of Commerce’s Bureau of Industry and Security, the U.S. State Department’s Directorate of Defense Trade Controls and OFAC, may limit certain business opportunities or delay or restrict our ability to contract with potential foreign customers or suppliers. To the extent that our non-U.S. competitors are not subject to similar export and import control, economic sanctions and trade embargo laws and regulations, they may enjoy a competitive advantage with foreign customers and it could become increasingly difficult for us to recapture this lost market share.
•Anti-Corruption Laws. As part of the regulatory and legal environments in which we operate, we are subject to global anti-corruption laws that prohibit improper payments directly or indirectly to government officials, authorities or persons defined in those anti-corruption laws in order to obtain or retain business or other improper advantages in the conduct of business. Our policies mandate compliance with anti-corruption laws. Failure by our employees, agents, subcontractors, suppliers and/or partners to comply with anti-corruption laws could impact us in various ways that include, but are not limited to, criminal, civil and administrative fines and/or legal sanctions and the inability to bid for or enter into contracts with certain entities, all of which could have a significant adverse effect on our reputation, operations and financial results.
Our operations in the U.S. government market are subject to significant regulatory risk.
Our operations in the U.S. government market are subject to significant government regulation. A failure by us to maintain the relevant clearances and approvals could limit our ability to operate in the U.S. government market. Further, there can be no assurance that we will continue to be awarded contracts by the U.S. government. In addition, a failure by us to be compliant with relevant current and future U.S. regulations could result in fines, penalties, repayments, or suspension or debarment from U.S. government contracting or subcontracting for a period of time and could have an adverse effect on our standing and eligibility for future U.S. government contracts.
U.S. government contractors (including their subcontractors and others with whom they do business) must comply with many significant procurement regulations and other specific legal requirements. Although often customary in government contracting, these regulations and other requirements increase our performance and compliance costs and risks and are regularly evolving. New laws, regulations, or procurement requirements or changes to current ones (including, for example, regulations related to cybersecurity, privacy, information protection, intellectual property, cost accounting, counterfeit parts, anti-human trafficking, specialty metals, conflict minerals and use of certain non-US equipment) can significantly increase our costs and risks and reduce our profitability.
In addition, government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts and which are not favorable to contractors, including provisions that allow the government to:
•terminate existing contracts, in whole or in part, for any reason or no reason at all;
•reduce or modify the government’s obligations under such agreements without the consent of the other party;
•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•decline to exercise an option to renew a contract;
•exercise an option to purchase only the minimum amount specified in a contract;
•decline to exercise an option to purchase the maximum amount specified in a contract;
•audit and investigate contractors and subcontractors;
•claim rights, including intellectual property rights, in products and data developed under such contracts;
•require compliance with mandatory socioeconomic requirements, including labor requirements, subcontracting thresholds and non-discrimination and affirmative action programs and environmental compliance requirements;
•require that delivery or performance of government orders take precedence over those of any other party;

•suspend or debar the contractor from doing business with the government or a specific government agency;
•impose U.S. manufacturing requirements for products that embody inventions conceived or first reduced to practice under such agreements; and
•control or prohibit the export of products.
If we or those with whom we do business do not comply with the laws, regulations, contract terms and processes to which we are subject or if government customer business practices or requirements change significantly, it could affect our ability to compete and have a material adverse effect on us.
We are routinely subject to audit by our customers on government contracts and the results of those audits could have an adverse effect on our business, reputation and results of operations.
U.S. government agencies, including, but not limited to, the Defense Contract Audit Agency, the Defense Contract Management Agency and Offices of Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and its compliance with applicable laws, regulations and standards. The U.S. government can decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment and from time to time we have had substantial disagreements with government auditors regarding the allowability of costs incurred by us under government contracts, which delays payments even if we are correct in our positions. We have unaudited or unsettled incurred cost claims related to past years, which limits our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract.
If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including reductions of the value of contracts, contract modifications or terminations, forfeiture of profits, suspension of payments, civil false claims allegations (which can include civil penalties and treble damages) or penalties, fines, and suspension or debarment from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Similar government oversight and risks to our business and reputation exist in most other countries where we conduct business.
The U.S. government’s determination to award a future contract or contract option may be challenged by an interested party, and, if that challenge is successful, that future contract or option may be terminated.
The laws and regulations governing procurements by the U.S. government provide procedures by which other bidders and interested parties may challenge the award of a government contract at the U.S. Government Accountability Office (“GAO”) or in federal court. If we are awarded a government contract, such challenges or protests could be filed even if there are not any valid legal grounds on which to base the challenge or protest. If any such challenges or protests are filed, the government agency may decide to suspend our performance under the contract while such protests are being considered by the GAO or the applicable federal court, thus potentially delaying delivery of payment. In addition, we could be forced to expend significant funds to defend any potential award. If a challenge or protest is successful, the government agency may be ordered to terminate any one or more of our contracts and reselect bids. The government agencies with which we have contracts could even be directed to award a potential contract to one of the other bidders. Finally, the government agency, in its discretion, may elect to take corrective action to resolve a pending bid protest which could result in the government agency reevaluating bidders, or asking bidders to re-compete for the contract, and the selection of a new bidder.
Our performance on contracts with the U.S. Department of Defense may result in restrictions on our ability to repurchase our Class A common stock or may affect our eligibility for Foreign Military Sales or Government assistance with international direct commercial sales.

On January 7, 2026, the President of the United States signed an Executive Order titled “Prioritizing the Warfighter in Defense Contracting” (the “Executive Order”), which directs the Secretary of Defense to identify certain defense contractors providing critical weapons, supplies and equipment that have engaged in stock repurchases or dividend distributions and are underperforming on their contracts, not investing capital into necessary production capacity, not prioritizing contract performance or whose production speed is insufficient (collectively, “Underperformance”).
Defense contractors that do not address Underperformance may be subject to enforcement actions under the Defense Production Act or applicable contract law. Future defense contract awards are expected to include provisions prohibiting stock repurchases or dividend distributions and capping executive base salaries during periods of Underperformance, as determined by the Secretary of Defense. These contracts will also require that executive incentive compensation be linked to on-time delivery of work under defense contracts, increased production and facilitation of investments and operating improvements. The Secretary of Defense may also deny new advocacy cases for Foreign Military Sales or discontinue ongoing advocacy efforts for international direct commercial sales for contractors determined to be underperforming.
If we do not sufficiently perform and prioritize our defense contracts, invest capital into production capacity or meet required production timelines, we could be subject to restrictions, including our ability to compete for Foreign Military Sales or international direct commercial sales contracts. In addition, the U.S. government could terminate our existing defense contracts or withhold payment for completed work due to Underperformance. The U.S. government could also cap the base salaries of our executives based on a finding of Underperformance by the Secretary of Defense.
Given the recent issuance of the Executive Order, it is unclear how the U.S. government will implement its enforcement provisions or what specific metrics or conditions the Secretary of Defense will use to identify Underperforming defense contractors. If any of these actions were to occur, it could materially harm our business, result in reduced revenue and profitability, damage our reputation and customer relationships, or adversely affect our stock price and increase its volatility.
Failure to comply with the requirements of the National Industrial Security Program Operating Manual could result in interruption, delay, or suspension of our ability to provide our products and services, and could result in loss of current and future business with the U.S. government.
Certain contracts with the U.S. government require us to be issued facility security clearances under the National Industrial Security Program. The National Industrial Security Program requires that a corporation maintaining a facility security clearance be effectively insulated from foreign ownership, control, or influence (“FOCI”). Failure to maintain an agreement with the U.S. Department of Defense regarding the appropriate FOCI mitigation arrangement could result in invalidation or termination of the facility security clearances, which in turn would mean that we would not be able to enter into future contracts with the U.S. government requiring facility security clearances and may result in the loss of our ability to complete existing contracts with the U.S. government.
There is significant uncertainty surrounding U.S. “mission authorization” regulations that may apply to Starlab. Any final regulations and any future regulations may impose significant, unexpected compliance costs on the project.
Current U.S. regulation of space activities includes regulation of launch and reentry of space vehicles, use of spectrum on orbit and remote sensing technologies. Other on-orbit activities, such as operation of a crewed space station or debris removal, that will be undertaken by Starlab, are not currently regulated. As a party to the 1967 Treaty on Principles Governing the Activities of States in the Exploration and Use of Outer Space, the United States is required to provide authorization and continuous supervision of outer space activities by its nationals. There are several proposals as to how the United States will regulate activities in order to comply with this obligation, but as of the date hereof, it is not clear what these regulations will be or which government agency or entity will enact and enforce them. Any final regulations and any future regulations may impose significant, unexpected costs associated with the Starlab. If these current or future regulations impose onerous obligations on our operations, this may significantly increase the costs associated with the Starlab program and may have a material adverse effect on our ability to complete the project or to recognize the benefits we anticipate from the project.

Our operations are subject to governmental law and regulations relating to environmental matters, which may expose us to significant costs and liabilities that could negatively impact our financial condition.
We are subject to various foreign, federal, state, provincial, and local environmental laws and regulations relating to the operation of our businesses, including those governing pollution, the handling, storage disposal, and transportation of hazardous substances, and the ownership and operation of real property. Such laws and regulations may result in significant liabilities and costs to us, including due to the actions or inactions of the previous owners or operators of our facilities. In addition, new laws and regulations, more stringent enforcement of existing laws and regulations or the discovery of previously unknown contamination could result in additional costs.
Certain foreign, federal, state, provincial and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. Under certain environmental laws and regulations, generators of waste materials and current and former owners or operators of facilities can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Compliance with environmental laws and regulations can require significant expenditures. In addition, we could incur costs to comply with such current or future laws and regulations, the violation of which could lead to substantial fines and penalties.
We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Liability under these laws and regulations may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of waste directly attributable to us. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws and regulations may be held responsible for all of the clean-up costs incurred. Environmental liabilities could arise and have a material adverse effect on us. We do not believe, however, that pending environmental regulatory developments in this area will have a material effect on our capital expenditures or otherwise materially adversely affect our operations, operating costs, or competitive position.
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
Evolving and conflicting stakeholder views on environmental, social and governance (“ESG”) issues, physical and transition risks associated with climate change, and emerging ESG regulation and policy requirements may pose risk to our market outlook, brand and reputation, financial outlook, cost of capital, global supply chain and production continuity, which may impact our ability to achieve long-term business objectives. Changes in environmental and climate change laws or regulations could lead to additional operational restrictions and compliance requirements upon us or our products, require new or additional investment in product designs, or otherwise could negatively impact our business and/or competitive position. Rapidly changing aircraft performance standards and requirements on manufacturing and product air pollutant emissions, especially greenhouse gas (“GHG”) emissions, may result in increased costs or reputational risks and could limit our ability to manufacture and/or market certain of our products at acceptable costs, or at all, and may require additional accounting for, and disclosure of, GHG emissions. Physical impacts of climate change (including as relating to more frequent or more severe weather events and drought-related limitations on access to water), increasing global chemical restrictions and bans, and water and waste requirements may drive increased costs to us and our suppliers. Additionally, we may from time to time engage in various initiatives (including but not limited to voluntary disclosures, commitments or goals) to improve our ESG profile. If we fail to achieve or improperly report on any stated environmental goals and commitments, the resulting negative publicity could adversely affect our reputation and/or our access to capital. Moreover, if we are effective at addressing such matters, we may also attract negative attention from stakeholders and regulators with diverging views on ESG and sustainability.

Investments in us may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our Class A common stock, potentially making our Class A common stock less attractive to investors. Our investments in U.S. companies may also be subject to U.S. foreign investment regulations.
Under the “Exon-Florio Amendment” to the U.S. Defense Production Act of 1950, as amended (the “DPA”), the U.S. President has the power to disrupt or block certain foreign investments in U.S. businesses if he determines that such a transaction threatens U.S. national security. The Committee on Foreign Investment in the United States (“CFIUS”) has been delegated the authority to conduct national security reviews of certain foreign investments. CFIUS may impose mitigation conditions to grant clearance of a transaction.
The Foreign Investment Risk Review Modernization Act (“FIRRMA”), enacted in 2018, amended the DPA to, among other things, expand CFIUS’s jurisdiction beyond acquisitions of control of U.S. businesses. Under FIRRMA, CFIUS also has jurisdiction over certain foreign noncontrolling investments in U.S. businesses that are involved with critical technology or critical infrastructure, or that collect and maintain sensitive personal data of U.S. citizens (“TID U.S. Businesses”), if the foreign investor receives specified triggering rights in connection with its investment. We are a TID U.S. Business because we develop and design technologies that would be considered critical technologies. Certain foreign investments in TID U.S. Businesses are subject to mandatory filing with CFIUS. These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our Class A common stock.
Failure to comply with anti-corruption laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We operate a global business and may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and possibly other anti-bribery and anti-corruption laws in countries in which we conduct activities. These laws that prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering, or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risks if we or any of our directors, officers, employees, agents or other partners or representatives fail to comply with these laws and governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on us.
Any violation of the FCPA or other applicable anti-corruption laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, operating results and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We may be unable to obtain or maintain required authorization or contractual arrangements.
Various types of U.S. domestic and international authorizations and contractual arrangements are required in connection with the products and services that we provide. Compliance with certain laws, regulations, conditions and other requirements, including the payment of fees, may be required to maintain the rights provided by such authorizations. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of such authorizations and could have a material adverse impact on our business, financial condition and results of operations.

We currently hold authorizations to operate technology currently in use on the ISS. Such authorizations are conditioned upon meeting certain requirements, which if not met or extended could result in loss of the authorization. While we anticipate that these authorizations will be extended or renewed in the ordinary course such that they otherwise would expire, or replaced by authorizations covering more advanced facilities, we can provide no assurance that this will be the case. Our inability to timely obtain or maintain such authorizations could delay or preclude our operation of such technology or our provision of products and services that rely upon such technology. Further, changes to the laws and regulations under which we operate could adversely affect our ability to obtain or maintain authorizations. Any of these circumstances could have a martial adverse impact on our business, financial condition and results of operations.
The use of spacecraft and other technologies in our business is subject to various conditions imposed by domestic and foreign governments and multinational regulatory entities contained in the authorizations held by us and third parties, as well as the requirements of the laws and regulations of those jurisdictions. Any failure to meet these types of requirements in a timely manner, maintain our contractual arrangements, obtain or maintain our authorizations, or manage potential conflicts, could lead to us losing our rights to operate or may otherwise require us to modify or limit our operations from these locations, which could materially affect our ability to operate, and could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our level of indebtedness could have a material adverse effect on us.
As of December 31, 2025, we had $460.0 million of consolidated indebtedness for borrowed money, consisting of our 0.75% convertible senior notes due 2030 (the “2030 Convertible Notes”) and under our Revolving Credit Agreement. Pursuant to our Revolving Credit Agreement, we may borrow, from time to time, amounts up to $200.0 million, which amount may be increased pursuant to the terms of the Revolving Credit Agreement. Our indebtedness could have significant effects on our business, such as:
•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.
In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness, including the 2030 Convertible Notes, when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our financial condition and results of operations. We may also incur additional indebtedness in the future to refinance our existing indebtedness or to finance proposed projects. The incurrence of additional indebtedness could magnify the risks described above.

The failure to comply with the covenants under our Revolving Credit Agreement or the volatile credit and capital markets could have a material adverse effect on us.
Our Revolving Credit Agreement includes a quarterly minimum liquidity, which requires us and the guarantors thereunder to maintain an aggregate cash balance in all accounts subject to account control agreements in an amount, when taken together with the undrawn portion of the Revolving Credit Facility, of no less than the greater of (a) $100.0 million and (b) solely to the extent consolidated EBITDA is negative, the absolute value of consolidated EBITDA. Liquidity under our Revolving Credit Agreement is defined as unrestricted cash and permitted investments plus undrawn commitments under the Revolving Credit Facility. Our failure to comply with the covenants under our Revolving Credit Agreement or the volatile credit and capital markets could have a material adverse effect on us.
Credit and capital markets can be volatile, which could make it more difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the covenants under our Revolving Credit Agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings, which could have a material adverse effect on us.
We may be unable to raise the funds necessary to repurchase the 2030 Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon maturity or conversion of the 2030 Convertible Notes, and our other indebtedness may limit our ability to repurchase the 2030 Convertible Notes or to pay any cash amounts due upon their maturity or conversion.
Noteholders of our outstanding 2030 Convertible Notes may, subject to a limited exception, require us to repurchase their 2030 Convertible Notes following a “fundamental change” (which is defined in the indenture governing the 2030 Convertible Notes to include certain change-of-control events and the delisting of our Class A common stock) at a cash repurchase price generally equal to the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2030 Convertible Notes, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Convertible Notes or pay any cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Convertible Notes or to pay any cash amounts due upon their maturity or conversion. Our failure to repurchase 2030 Convertible Notes or to pay any cash amounts due upon their maturity or conversion when required will constitute a default under the indenture governing the 2030 Convertible Notes. A default under the indenture governing the 2030 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Convertible Notes.
Provisions in the indenture governing the 2030 Convertible Notes could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2030 Convertible Notes and the indenture governing the 2030 Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to a limited exception, noteholders will have the right to require us to repurchase their 2030 Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (which is defined in the indenture governing the 2030 Convertible Notes to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate of the 2030 Convertible Notes. In either case, and in other cases, our obligations under the 2030 Convertible Notes and the indenture governing the 2030 Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our Class A common stock may view as favorable.

Risks Related to Financial and Accounting Matters
We use estimates when accounting for contracts. Contract cost growth or changes in estimated contract revenues and costs can have a material adverse effect on us.
Contract accounting requires judgment, including in assessing risks, estimating contract revenues and costs, and predicting future performance. Given the size and nature of our many contracts, estimating total revenues and costs at completion is complex and subject to many variables. For example, because revenue is recognized upon fulfillment of performance obligations, we make numerous assumptions and estimates when determining the total estimated costs of completion, including items such as development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs.
Our operating results can be adversely affected when estimated contract costs increase, especially without comparable increases in revenue. There are many reasons estimated contract costs can increase, including, among other things, inflation, labor challenges, supply chain challenges and market and exchange rate volatility; delays or limitations in customer funding; design or other development challenges; production challenges (including from technical or quality issues and other performance concerns); inability to realize learning curves or other cost savings; changes in laws or regulations; actions necessary for long-term customer satisfaction; challenges caused by the global health environment; and natural disasters or environmental matters. Incentives, awards, price escalations, liquidated damages, or penalties related to performance on contracts are considered in estimating revenue and profit rates using either the expected value method or most likely amount method. It is possible that materially different amounts could be obtained, because of the significance of the judgments and estimation processes described above, if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in this Annual Report on Form 10-K for further details.
We will continue to incur increased costs as a result of operating as a publicly traded company, and our management will be required to devote substantial time to new compliance initiatives.
We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. As a public company with listed equity securities, we need to comply with laws, regulations and requirements applicable to public companies, including the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and the New York Stock Exchange to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act that require the SEC to adopt additional rules and regulations in these areas. As an emerging growth company, we are permitted to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to continue to take advantage of this legislation for as long as we are permitted to do so. Once we become required to implement these requirements, we will incur additional compliance-related expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
We expect the rules and regulations applicable to public companies to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on us. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our solutions or services. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, public company reporting and disclosure obligations have caused our business and financial condition to become more visible. This increased profile and visibility has resulted and may in the future result in threatened or actual litigation from time to time. If such claims are successful, our business, operating results and financial condition may be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them and the diversion of the attention of management, could have a material adverse effect on us. For example, on June 6, 2025, we received notice that M.A.C. Job Fund I, LLC filed a complaint (Del. Ch. Civil Action No. 2025-0634) alleging that we breached a contract with the plaintiff relating to its participation in an abandoned capital raising effort. Additionally, on September 15, 2025, we received notice that Daryl Z. Laisure and the Daryl Z. Laisure Business Trust filed a complaint alleging that we breached certain obligations associated with the consideration paid and allegedly payable in connection with our acquisition of ZIN Technologies, Inc. We believe that we have meritorious defenses against the claims in these complaints, and we intend to vigorously defend against such claims.
If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately determine or disclose our financial results. As a result, our stockholders could lose confidence in our financial results.
As a publicly traded company, we are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. They include controls and procedures designed to ensure that information required to be disclosed in reports filed with, or submitted to, the SEC is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Effective disclosure controls and procedures are necessary for us to provide reliable reports, effectively prevent and detect fraud, and to operate successfully as a public company. Designing and implementing effective disclosure controls and procedures is a continuous effort that requires significant resources and devotion of time. We may discover deficiencies in our disclosure controls and procedures that may be difficult or time-consuming to remediate in a timely manner. Any failure to maintain effective disclosure controls and procedures or effective internal control over financial reporting, or to timely effect any necessary improvements thereto, could cause us to fail to meet our reporting obligations (which could affect the listing of our Class A common stock on the New York Stock Exchange). Additionally, ineffective disclosure controls and procedures or internal control over financial reporting could also adversely affect our ability to prevent or detect fraud, harm our reputation and cause investors to lose confidence in our reports filed with, or submitted to, the SEC, which would likely have a negative effect on the market price of our Class A common stock.
Material weaknesses were previously identified in the Company’s internal control over financial reporting, which have since been remediated. If additional material weaknesses in our internal control over financial reporting are identified in the future, we may fail to meet our reporting obligations and our consolidated financial statements may contain a material misstatement, which could result in the loss of investor confidence and negatively impact our stock price and financial condition.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act ("SOX") requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our internal controls over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
In connection with the preparation of our consolidated financial statements for the year ended December 31, 2021, we identified material weaknesses in internal control over financial reporting. These material weaknesses resulted in a restatement of the 2020 annual consolidated financial statements and related disclosures and immaterial misstatements to the 2021 annual consolidated financial statements, which were recorded prior to the issuance of the consolidated financial statements as of and for the year ended December 31, 2021. The material weaknesses had no impact on any amounts reported in the financial statements for the year ended December 31, 2025.
Following the identification of the material weaknesses in our internal control over financial reporting as of December 31, 2021, we prepared an action plan and implemented that plan to remediate the control deficiencies that led to the material weaknesses in a timely manner. Specifically, the Company has undertaken the following remedial actions: (i) hired dedicated personnel to fill senior roles within the accounting department to improve the control environment across the business, (ii) established a defined framework that management has undertaken in order to evaluate the risks within the Company and establish procedures over them, (iii) invested in additional accounting personnel with experience in complex transactions in order to give us expertise in evaluation and accounting for complex transactions and implementing the appropriate procedures, (iv) implemented procedures within the business in order to evaluate revenue contracts and accounting practices for appropriate revenue recognition and (v) utilized two different enterprise resource planning software systems and several third-party solutions supporting various business processes, and instilled discipline in these systems by designing and implementing IT general controls within these systems. Based on these improvements, management concluded the material weaknesses had been remediated as of December 31, 2025.
Our independent registered public accounting firm is expected to formally attest to the effectiveness of our internal controls over financial reporting when the Company is scheduled to cease being an emerging growth company under applicable rules of the SEC, which we expect to occur as of our fiscal year ending December 31, 2026. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed or operating. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including new and revised financial and IT-related controls that we have been designing, implementing and operating, may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal control over financial reporting, including any material weakness which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect us.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
For the years ended December 31, 2025 and 2024, the Company had approximately $214.3 million and $98.2 million, respectively, of federal net operating loss carryforwards, of which none and $0.5 million are subject to expiration beginning in 2035, respectively. For the years ended December 31, 2025 and 2024, the Company had approximately $121.2 million and $49.6 million, respectively, of post-apportionment state net operating loss carryforwards, of which $47.7 million and $39.3 million are subject to expiration beginning in 2035, respectively. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration, to the extent that they expire, or at all. U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such net operating losses is limited.
In addition, our federal and state net operating loss carryforwards and certain other tax attributes (such as research and development tax credits) may be subject to significant limitations under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. These limitations apply if we experience an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period. We have not conducted a formal study to assess whether any ownership change has occurred. If we have undergone an ownership change in the past, or if we undergo an ownership change in the future, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards or other tax attributes. Future changes in our stock ownership, some of which may be outside of our control, may result in an ownership change under these rules.
Risks Related to Ownership of our Class A Common Stock
We are controlled by Dylan Taylor, our Chairman and Chief Executive Officer, whose interests in our business may conflict with ours or yours.
Our Class B common stock is beneficially owned by Dylan Taylor, our Chairman and Chief Executive Officer, whose interests may differ from or conflict with the interests of our other stockholders. Each share of our Class A common stock is entitled to one vote per share. Each share of our Class B common stock is entitled to 15 votes per share. Mr. Taylor beneficially owns all of the issued and outstanding shares of our Class B common stock and, accordingly, owns approximately 10.7% of our outstanding capital stock and controls approximately 64.3% of the voting power of our outstanding capital stock. As a result, Mr. Taylor has the ability to exercise control over our affairs, including control over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Mr. Taylor may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. For example, Mr. Taylor may have a different tax position or other differing incentives from other stockholders that could influence his decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, Mr. Taylor may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Moreover, while stockholders would generally be entitled to dissenters’ rights of appraisal under applicable Delaware law, there are certain exceptions. As a result, Mr. Taylor is able to effectively control us.
Future transfers of Class B common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions described in our amended and restated certificate of incorporation, including transfers to immediate family members (including upon Mr. Taylor’s death), trusts (including grantor retained annuity trusts) for which the stockholder or their immediate family member serves as trustee, and partnerships, corporations, and other entities exclusively owned by Mr. Taylor or his immediate family. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon the earlier to occur of (i) a date that is fixed by our board of directors that is no less than 61 days and no more than 180 days following the date Mr. Taylor is no longer providing services to us as an executive officer or member of our board of directors, (ii) the first trading day following the seventh anniversary of the IPO and (iii) the date on which the number of shares of Class A and Class B common stock beneficially owned by Mr. Taylor and Mr. Taylor’s permitted transferees (including shares underlying outstanding options) represents less than 50% of the shares of Class A and Class B common stock beneficially owned by Mr. Taylor on the closing date of the IPO.
The multi-class structure of our common stock may adversely affect the trading market for our Class A common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity, or other adverse consequences. Certain stock index providers exclude or limit the ability of companies with multi-class share structures from being added to certain of their indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the multi-class structure of our common stock may make us ineligible for inclusion in certain indices and may discourage such indices from selecting us for inclusion, notwithstanding our automatic termination provision, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, any exclusion from certain stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” among other exemptions:
•we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that such company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period, and as a result, our financial statements may not be comparable with similarly situated public companies. We may remain an “emerging growth company” until the fiscal year end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including (1) if our gross revenue exceeds $1.235 billion in any fiscal year, (2) if we become a large accelerated filer, or (3) if we issue more than $1.0 billion in non-convertible notes in any three-year period.
We cannot predict if investors may find our Class A common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline and/or become more volatile.
We are a “controlled company” within the meaning of New York Stock Exchange rules and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements. Holders of our Class A Common Stock will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Dylan Taylor, our Chairman and Chief Executive Officer, controls a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors through his ownership of our Class B common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock:
•a majority of our board of directors consist of independent directors;
•our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•our board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we do not currently intend to utilize any of these exemptions, we may utilize any or all of these exemptions at our election and at any time at our discretion prior to the time we cease to be a “controlled company.” Accordingly, to the extent we utilize these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we were to avail ourselves of such exemptions, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.
Our stock price may fluctuate significantly and you may not be able to resell shares of our Class A common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
The trading price of our Class A common stock has been and may continue to be highly volatile and subject to wide fluctuations. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks related to Our Business and Industry” and the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of companies in our industry;
•additions or departures of key management personnel;
•strategic actions by us or our competitors;
•announcements by us, our competitors, our suppliers or our distributors of significant contracts, price reductions, new products or technologies, acquisitions, dispositions, joint marketing relationships, joint ventures, other strategic relationships or capital commitments or announcements relating to government awards, changes in government spending, or changes in government space program focus;
•changes in preference of our customers and our market share;
•changes in general economic or market conditions or trends in our industry or the economy as a whole;
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;
•investor perceptions of or the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•the development and sustainability of an active trading market for our stock;
•short sales, hedging, and other derivative transactions involving our capital stock, including by holders of our 2030 Convertible Notes that employ a convertible arbitrage strategy with respect to such 2030 Convertible Notes;
•anticipated conversions of the 2030 Convertible Notes into shares of Class A common stock;
•the capped call transactions and the prepaid forward transaction;
•changes in accounting principles; and
•other events or factors, including those resulting from informational technology system failures and disruptions, natural disasters, pandemics, war, acts of terrorism or responses to these events.
Furthermore, the stock market in general, and companies in our industry in particular, have experienced extreme volatility that, in some cases, were unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.
In the past, following periods of market volatility or the reporting of unfavorable news, stockholders have instituted securities class action litigation. If we were to become involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.
Our quarterly operating results have fluctuated and may in the future fluctuate and be less than prior periods, our projections or the expectations of securities analysts or investors, which could materially adversely affect our stock price.
Our operating results have fluctuated from quarter to quarter at points in the past, and they may do so in the future. Therefore, results of any one fiscal quarter are not a reliable indication of results to be expected for any other fiscal quarter or for any year. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline, and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors.
We currently do not intend to declare dividends on our common stock in the foreseeable future and, as a result, your returns on your investment may depend solely on the appreciation of our Class A common stock.
We currently do not expect to declare any dividends on our common stock in the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, support our operations, finance the growth and development of our business and reduce our net debt. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements and overall financial conditions. In addition, our ability to pay cash dividends on our common stock is currently limited by the terms of our Credit Facility and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our Company may be if the market price of our Class A common stock appreciates and you sell your shares at a profit. The market price for our Class A common stock may never exceed, and may fall below, the price that you pay for such Class A common stock.
You may be diluted by the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We have approximately 346,616,141 shares of Class A common stock and 44,241,434 shares of Class B common stock authorized but unissued. Our amended and restated certificate of incorporation authorizes us to issue these shares of common stock and options relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved shares for issuance under the 2025 Plan and the ESPP. Any Class A common stock that we issue, including under the 2025 Plan, the ESPP or other incentive plans that we have adopted or we may adopt in the future, would dilute the percentage ownership held by current investors. In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.
Voyager Technologies, Inc. is a holding company with no operations of its own and, as such, it depends on its subsidiaries for cash to fund all of its operations and expenses, including future dividend payments, if any.
Our operations are conducted entirely through our subsidiaries and our ability to generate cash to meet our debt service obligations or to make future dividend payments, if any, is highly dependent on the earnings and the receipt of funds from our subsidiaries via dividends or intercompany loans. We do not currently expect to declare or pay dividends on our common stock for the foreseeable future; however, to the extent that we determine in the future to pay dividends on our common stock, the agreements governing our indebtedness may restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock.
Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.
The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
The shares of our Class A common stock reserved for future issuance under the 2025 Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements and Rule 144, as applicable. A total of 5,419,327 shares of Class A common stock (or Class B common stock, if determined by the plan administrator) were reserved for issuance under the 2025 Plan. In addition, the conversion of some or all of the 2030 Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of Class A common stock upon such conversion.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our Class A common stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to you.
If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.
The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts and cannot assure you that any analysts will initiate or maintain research coverage of us and our stock. Furthermore, if one or more of the analysts who do cover us provide more favorable recommendations about our competitors or downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.
Provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our amended and restated certificate of incorporation, amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our Class A common stock.
These provisions provide for, among other things:
•the division of our board of directors into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•the ability of our board of directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•the requirement that, following the date that no shares of Class B common stock are outstanding, any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•the ability of our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•no cumulative voting;

•that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•a multi-class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and other significant corporate transactions, such as a merger or other sale of our company or its assets;
•advance notice requirements for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings; and
•certain limitations on convening special stockholder meetings.
These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.
Our board of directors will be authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.
Our amended and restated certificate of incorporation authorizes our board of directors, without the approval of our stockholders, to issue 50,000,000 shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our amended and restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our Class A common stock, which may reduce its value.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters and the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our amended and restated certificate of incorporation provides that (A) (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware’s General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware; and (B) the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable laws.
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
The prepaid forward transaction may affect the value of the 2030 Convertible Notes and our Class A common stock and may result in unexpected market activity in the 2030 Convertible Notes and our Class A common stock.
In connection with the pricing of the 2030 Convertible Notes, we entered into a prepaid forward stock purchase transaction (the “Prepaid Forward Transaction”) with a certain financial institution (the “forward counterparty”). The Prepaid Forward Transaction is generally intended to facilitate privately negotiated derivative transactions, including swaps, between the forward counterparty and/or its affiliates and certain investors in the 2030 Convertible Notes relating to shares of our Class A common stock by which such investors in the 2030 Convertible Notes will establish short positions relating to shares of our Class A common stock and otherwise hedge their investments in the 2030 Convertible Notes.
Neither we nor the forward counterparty will control how investors of the 2030 Convertible Notes may use such derivative transactions. In addition, such investors may enter into other transactions relating to our Class A common stock or the 2030 Convertible Notes in connection with or in addition to such derivative transactions, including the purchase or sale of shares of our Class A common stock. As a result, the existence of the Prepaid Forward Transaction, such derivative transactions and any related market activity could cause more purchases or sales of our Class A common stock over the terms of the Prepaid Forward Transaction than there otherwise would have been had we not entered into the Prepaid Forward Transaction. Such purchases or sales could potentially increase (or reduce the size of any decrease in) or decrease (or reduce the size of any increase in) the market price of our Class A common stock and/or the price of the 2030 Convertible Notes.
In addition, the forward counterparty and/or its affiliates may modify their hedge positions by entering into or unwinding one or more derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Convertible Notes. These activities could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2030 Convertible Notes.
The potential effect, if any, of these transactions and activities on the trading price of our Class A common stock or the 2030 Convertible Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our Class A common stock or the 2030 Convertible Notes.
The Capped Call Transactions may affect the value of the 2030 Convertible Notes and our Class A common stock.
In connection with the pricing of the 2030 Convertible Notes, we entered into capped call transactions (the “Capped Call Transactions”) with certain financial institutions (collectively, the “option counterparties”). The Capped Call Transactions are expected generally to reduce the potential dilution to our Class A common stock upon any conversion of the 2030 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted 2030 Convertible Notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the Capped Call Transactions, the option counterparties or their respective affiliates likely entered into various derivative transactions with respect to our Class A common stock and/or purchased shares of our Class A common stock concurrently with or shortly after the pricing of the 2030 Convertible Notes. In addition, the option counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Convertible Notes (and are likely to do so following any conversion of the 2030 Convertible Notes, any repurchase of the 2030 Convertible Notes by us on any fundamental change repurchase date, any redemption date or any other date on which we retire any 2030 Convertible Notes, in each case if we elect to terminate the relevant portion of the Capped Call Transactions and in connection with any negotiated unwind or modification of the Capped Call Transactions). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2030 Convertible Notes.
The potential effect, if any, of these transactions and activities on the trading price of our Class A common stock or the 2030 Convertible Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our Class A common stock or the 2030 Convertible Notes.
We are subject to counterparty risk with respect to the Capped Call Transactions and the Prepaid Forward Transaction, and the Capped Call Transactions may not operate as planned.
The option counterparties and the forward counterparty are, or are affiliates of, financial institutions, and we will be subject to the risk that they might default under the Capped Call Transactions and/or the Prepaid Forward Transaction. Our exposure to the credit risk of the option counterparties and/or the forward counterparty will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty and/or the forward counterparty becomes subject to insolvency proceedings, then we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with that option counterparty and/or forward counterparty. Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated with increases in the market price or the volatility of our Class A common stock. In addition, upon a default by an option counterparty and/or the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any option counterparty and/or forward counterparty.
In addition, the Capped Call Transactions and Prepaid Forward Transaction are complex, and they may not operate as planned. For example, the terms of the Capped Call Transactions and Prepaid Forward Transaction may be subject to adjustment, modification or, in some cases, renegotiation if certain corporate or other transactions occur. Accordingly, these transactions may not operate as we intend if we are required to adjust their terms as a result of transactions in the future or upon unanticipated developments that may adversely affect the functioning of the Capped Call Transactions or Prepaid Forward Transaction.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our information systems and the data we process, store, and transmit.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and NIST 800-171 r.2. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use NIST CSF and NIST 800-171 r.2 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program. Our cybersecurity risk management program is intended to address cybersecurity risks across our business, including risks related to data protection, system availability, and operational continuity.
Key elements of our cybersecurity risk management program include, among other things:
•Risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information, and other vulnerabilities, such as monitoring processes intended to detect security events.
•Policies and procedures governing information security and acceptable use, including an incident response plan designed to enable timely escalation, containment, remediation, and reporting of cybersecurity incidents.
•Administrative and technical safeguards designed to protect our information systems.
•A third‑party risk management process for key service providers in connection with certain business operations, including providers of information technology, cloud‑based services, and other operational services. We maintain processes intended to assess and manage cybersecurity risks associated with these third‑party service providers based on our assessment of their criticality to our operations and respective risk profile.
•Cybersecurity awareness training of our employees, including incident response personnel, and senior management. Our IT and cybersecurity teams regularly update training with newer modules to facilitate timely and relevant awareness, as well as to aid in better individual engagement with the training.
•The use of external third‑party service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes.
•A technical security architecture consisting of controls to identify, protect, detect, and respond to cybersecurity events.
•A security team principally responsible for managing our cybersecurity risk assessment processes, security controls, and response to cybersecurity incidents.
•Cybersecurity insurance to help mitigate the risk of a catastrophic cyber event.
We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information contained therein.
From time to time, we may experience cybersecurity incidents consistent with the nature of our business and industry. As of the date of this Annual Report, we are not aware of any cybersecurity incident that has materially affected, or that is reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.
While we believe our cybersecurity program is designed to manage risks from cybersecurity threats, no system is completely immune from attack, and we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item A, “Risk Factors – Any significant failure of, disruption in, or unauthorized access to or use of, our computer systems or those of third parties that we utilize in our operations, including those arising from cyberattacks, could result in a loss or degradation of service, unauthorized processing of data, or theft or tampering of intellectual property, any of which could materially adversely impact our business and financial conditions.”
Cybersecurity Governance and Oversight
Our cybersecurity program is led by our VP of IT and Cybersecurity at the direction of our Chief Administrative Officer. The VP of IT and Cybersecurity has primary responsibility for our overall cybersecurity risk management program, supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants and has more than twenty years of experience in cybersecurity and cyber risk management along with an ISACA Certified Information Security Manager (CISM) designation. He is responsible for implementing cybersecurity policies, standards, and controls, coordinating incident response activities, and informing senior leadership on cybersecurity related issues and activities that are affecting the organization. The VP of IT and Cybersecurity works with the IT and Cybersecurity teams to implement appropriate controls and processes across the organization.
Our Board of Directors exercises oversight of cybersecurity risks and receives regular updates necessary to enable informed oversight of cybersecurity risks. The Board has also delegated primary responsibility for overseeing cybersecurity risk management to the Audit Committee, including oversight of management’s implementation of our cybersecurity risk management program, with support from our Nominating and Governance Committee of the Board. Management provides periodic updates to the Board or the Audit Committee regarding cybersecurity risks, significant threat developments, and, where it deems appropriate, cybersecurity incidents it considers to be significant or potentially significant. In addition, the Audit Committee considers cybersecurity risks in connection with its financial and compliance risk oversight role and receives updates on cybersecurity risks and key initiatives for mitigating those risks from the VP of IT and Cybersecurity and Chief Financial Officer (CFO). Board members also receive presentations on cybersecurity topics from our VP of IT and Cybersecurity and CFO, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties
We lease our corporate headquarters located at 1225 17th Street, Suite 1100, Denver, Colorado 80202, which is used in connection with our Defense and National Security and Space Solutions segments. We currently lease additional office space and industrial facilities in the following locations:

Location	Related Segment
Texas	Space Solutions and Starlab Space Stations
Nevada	Defense and National Security
California	Defense and National Security
Colorado	Defense and National Security
Ohio	Space Solutions
Louisiana	Defense and National Security
Alabama	Space Solutions
Washington D.C.	Space Solutions and Starlab Space Stations
We do not own any real property. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings
We are from time to time subject to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. If one or more legal matters were resolved against the Company for amounts above management’s expectations, the Company’s financial condition and operating results could be materially adversely affected. However, we do not consider any such claims, lawsuits or proceedings that are currently pending, individually or in the aggregate, to be material to our business or likely to result in a material adverse effect on our future operating results, financial condition or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “VOYG.” There is no established public trading market for our Class B common stock.
Holders
As of March 6, 2026, there were approximately 110 holders of record of VOYG Class A common stock and 2 holders of record of VOYG Class B common stock. These numbers do not include those who hold in “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.
Dividends
Since the IPO, we have not declared or paid any cash dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings, if any, to provide working capital, support our operations, finance the growth and development of our business and reduce our net debt, and we do not currently intend to declare or pay any cash dividends in the foreseeable future. Except in certain limited circumstances, holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. In addition, our ability to pay dividends is restricted by our Revolving Credit Facility, (as discussed in Part II, Item 8, “Notes to Consolidated Financial Statements—Note 11. Debt” contained within this Annual Report). Any determination to declare dividends in the future will be at the discretion of our board of directors, subject to applicable laws, and will be dependent on a number of factors, including our earnings, capital requirements, overall financial condition and other factors our board of directors may deem relevant.

Sale of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities we have issued in the fiscal year ended December 31, 2025 not otherwise reported in a Current Report on Form 8-K or in our Quarterly Reports on Form 10-Q. Unless stated otherwise, the sale of the securities listed below were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, as transactions by an issuer not involving a public offering.
On October 24, 2025, we issued an aggregate of 322,393 shares of Class A common stock for $10.8 million in connection with our acquisition of ExoTerra Resource, LLC.
On November 19, 2025, we issued an aggregate of 528,780 shares of Class A common stock for $9.5 million in connection with our acquisition of Estes Energetics.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table presents information with respect to purchases of Class A common stock of the Company made during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value (in 000s) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2025 to October 31, 2025	—	$—	—	$—
November 1, 2025 to November 30, 2025	6,666,464	23.83	6,666,464	83,671
December 1, 2025 to December 31, 2025	—	—	—	—
Total	6,666,464	$23.83	6,666,464	$83,671
__________________
(1)On November 12, 2025, we issued $435.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) and, in connection with the pricing of the 2030 Convertible Notes, we entered into a prepaid forward stock purchase transaction (“Prepaid Forward”) with one of the initial purchasers of the 2030 Convertible Notes or its affiliates (“Forward Counterparty”). The shares related to the Prepaid Forward are included in the table above. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 11. Debt” included elsewhere in this Annual Report.

Stock Performance Graph
The following graph illustrates the total return from June 12, 2025 (the date our Class A common stock began trading on NYSE) through December 31, 2025, for (i) our Class A common stock, (ii) the Russell 2000 Index, and (iii) a customized peer group. The peer group, which was used by the Board’s Compensation Committee for compensation decisions, consisted of: Archer Aviation Inc., Astronics Corporation, BlackSky Technology Inc., Cadre Holdings, Inc., Ducommun Incorporated, Firefly Aerospace Inc., Globalstar Inc., Intuitive Machines Inc., Karman Holdings Inc., Kratos Defense & Security Solutions, Inc., Loar Holdings Inc., Mercury Systems, Inc., PHINIA Inc., Planet Labs PBC, QuantumScape Corp. and Redwire Corporation. The graph assumes that $100 was invested on June 12, 2025 in each of our Class A common stock, the Russell 2000 Index, and the customized peer group, and that any dividends were reinvested. The comparisons reflected in our graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Total Return Performance
$150
$125
$100
$75
$50
Index Value
6/11/2025
6/30/2025
7/31/2025
8/31/2025
9/30/2025
10/31/2025
11/30/2025
12/31/2025
VOYG
Russell 2000 Index
Peer Group

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included within Item 8 of this Annual Report. This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A “Risk Factors” and under “Forward-Looking Statements” elsewhere in this Annual Report.
The following discusses our financial condition and the results of operations as of and for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of our financial condition and the results of operations as of and for the year ended December 31, 2024 compared to the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our final prospectus dated June 12, 2025, filed with the SEC pursuant to Rule 424(b)(4) (Prospectus) under the Securities Act.
Overview
We are a purpose-built, innovation-driven defense technology and space solutions company focused on delivering mission-critical solutions across national security, space exploration and infrastructure and commercial space markets. Our company was purpose-built to address some of the most complex and consequential challenges facing the defense and space sectors, where technological leadership, operational execution and long-term resilience are essential. Our work strengthens national security, protects critical assets and enables sustained human and economic activity in space. Our founding was rooted in our goal of building a company that would address challenges at the forefront of the defense, national security and space industries. Since 2019, we have accomplished significant achievements, including the successful deployment of first-of-its-kind missile defense maneuvering capabilities, the development of groundbreaking space technology and the selection by NASA to develop a replacement for the ISS.
We have grown both organically and through acquisitions, including Nanoracks, Valley Tech Systems, Space Micro, Zin Technologies, ExoTerra, Estes and more. We serve as a “prime” contractor and “subcontractor” to various government and private enterprise customers through our defense, national security, and space product offerings. Since 2019, we have executed and successfully vertically and horizontally integrated twelve acquisitions, and have grown our revenue to $144.2 million from the year ended December 31, 2024 to $166.4 million in the year ended December 31, 2025. In addition, we received cash proceeds from NASA grants of $56.0 million during 2025 and $62.2 million during 2024. We have $34.3 million of eligible proceeds remaining as of December 31, 2025, from our $217.5 million development grant with NASA to design Starlab, the commercial space station replacement for the ISS when it is decommissioned in 2030. We intend to operate Starlab through the Starlab JV, a Voyager-led and majority-owned global joint venture, with international equity partners that include Airbus, Mitsubishi, MDA Space and Palantir. Our growth and increased size and scale are the result of investment and focus on our key technology offerings, as well as our ability to attract, cultivate and integrate accretive acquisitions.
Key Factors Affecting Our Performance
Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below. For a further discussion of the factors affecting our results of operations, see Part I, Item 1A. “Risk Factors” above.
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
Backlog
Our total backlog is comprised of funded and unfunded backlog. Our funded backlog represents the portion of definitized contracts with customers that contain remaining performance obligations. Unfunded backlog includes contractual value that has yet to be funded, unexercised contract options and potential bookings under indefinite delivery/indefinite quantity (“IDIQ”) contracts. In order to effectively manage our resources and develop our financial budgets, we continuously monitor our backlog.
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
Backlog in all of our segments includes both single and multi-year awards. Fluctuations in backlog are driven primarily by the timing of large program wins. Total backlog as of December 31, 2025 was $265.6 million, of which $146.1 million was funded. We expect to convert approximately 76.5% of the total $146.1 million of funded backlog as of December 31, 2025 into revenue in 2026.
In addition, our backlog is subject to meaningful customer concentration risk. As of December 31, 2025, approximately 86.3% of the total dollar value of our funded backlog related to our top customer, the U.S. government. For purposes of evaluating our backlog, we consider all U.S. government entities to be one customer. Additionally, backlog that is originally funded through U.S. government efforts is considered to be U.S. government backlog even if the program is directly contracted through an intermediary.
In general, our customers have the right to cancel their contracts under termination for convenience clauses. If a customer cancels a contract before full performance of such contract, we may not receive the full revenue from such booking. Instead, we would recognize revenue under the contract on a cost basis with reasonable margin to the extent of the progress performed under such contract. In addition, our backlog is typically subject to large variations from quarter to quarter and comparisons of backlog from period to period are not necessarily indicative of future revenues. Some contracts comprising the backlog are for programs scheduled many years in the future and the economic viability of contractual counterparties is not guaranteed over time. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period, or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of recognition of revenues, if any, on projects included in the backlog could change. We review these projects regularly and increase or decrease our backlog accordingly. The failure to realize some portion of our backlog could adversely affect our financial performance.
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Voyager Technologies, Inc. and our consolidated subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All intercompany amounts have been eliminated in consolidation.
Components of Results of Operations
Net Sales
Net sales in our consolidated statements of operations consist entirely of revenue from contracts with customers. Our sales are derived from a combination of cost plus contracts, firm fixed-price contracts, and time and materials contracts for both U.S. government and commercial and international deliverables. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We recognize revenue upon satisfying the performance obligations identified in the contract, which is achieved as services are rendered, upon completion of a service, or through the transfer of control of the promised good or service to the customer either at a point-in-time or over time. Our contracts can range from short-term periods of less than 12 months to multi-year obligations.
We generate net sales in our Defense and National Security segment, which represented approximately 72.1% and 50.9% of our net sales for the years ended December 31, 2025 and 2024, respectively, by providing leading technology capabilities that support marquee programs with expertise in defense systems, signals intelligence, communication technologies, guidance, navigation systems and control systems.
We generate net sales in our Space Solutions segment, which represented approximately 27.9% and 49.1% of our net sales for the years ended December 31, 2025 and 2024, respectively, by providing technology solutions, operating at the forefront of space technology and specializing in mission enabling, reliable hardware, software and engineering services for space missions. Our portfolio offering includes advanced space technology systems, space infrastructure and space science.
The following tables set forth our net sales by contract type and customer for the periods indicated:

	Years Ended December 31,
Net sales by contract type (dollars in thousands)	2025	2024
Cost plus fee and time and materials	$106,872	$82,972
Firm fixed price	59,547	61,208
Total net sales	$166,419	$144,180

	Years Ended December 31,
Net sales by customer (dollars in thousands)	2025	2024
U.S. Government	$143,203	$121,025
Commercial and International	23,216	23,155
Total net sales	$166,419	$144,180
Starlab Space Stations does not and is not expected to generate revenue from customers in the near term. However, Starlab has received significant funding from NASA under our SAA. The Starlab program is partially funded through government grants. These grants are not considered revenue. We expect to continue to receive funding from NASA in the near term and before we begin to generate revenue.

Cost of Sales
Cost of sales represent the costs required to fulfill performance obligations on a direct or indirect basis. Our cost of sales are primarily driven by labor, materials, and subcontractors necessary to fulfill our contractual obligations along with program application indirect costs.
Selling, General, and Administrative
Selling, general, and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We also expect to further invest in our corporate infrastructure and incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general and administrative expenses will continue to increase in absolute dollars in future periods but decline as a percentage of total revenue over time. In addition, as a public company, we anticipate that we will continue to incur significant additional annual expenses including, among other things, additional directors’ and officers’ liability insurance, costs to administer a public company stock compensation plan, director fees, costs to comply with reporting requirements of the SEC, transfer agent fees, costs for additional accounting, legal and administrative personnel, increased auditing, tax and legal fees, stock exchange listing fees, additional stock-based compensation expense and similar expenses.
Research and Development
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, software and facility costs. For the years ended December 31, 2025 and 2024, gross research and development costs were $19.0 million and $13.0 million, respectively.
Government Grants
We recognize government assistance when there is reasonable assurance that we will comply with the conditions of the assistance and that the assistance will be received.
NASA established the LEO Development program, or the SAA to help facilitate two objectives:
•Develop a robust commercial space economy in LEO, including supporting the development of commercially owned and operated LEO destinations from which various customers, including private entities, public institutions and NASA and foreign governments can purchase services; and
•Stimulate the growth of commercial activities in LEO.
On December 1, 2021, Nanoracks LLC, a subsidiary of Voyager, entered into an agreement under the SAA with NASA (the “Nanoracks Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Nanoracks Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. Once a milestone is earned, we are under no further obligation to continue work on Starlab. Milestone payments are expected to be earned through April 2026. As of December 31, 2025 and 2024, we have cumulatively earned $187.2 million and $127.2 million, respectively. As of December 31, 2025, $183.2 million of milestones earned were received in cash and all milestones earned as of December 31, 2024 were received in cash.
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the government grant assistance is related to costs incurred, the assistance is deducted from the related expense. The following table sets forth the government grant assistance offset against research and development and construction in progress for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Government grant assistance offset against research and development	$6,225	$5,420
Government grant assistance offset against construction in progress	$54,000	$54,930
Amortization of Acquired Intangibles
Amortization of acquired intangibles includes amortization of intangibles acquired in acquisitions. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 7. Goodwill and Intangible Assets” in this Annual Report for further details.
Finance and Interest Expense, net
Finance and interest expense, net consists primarily of finance gains and charges on debt extinguishments and issuances, along with interest expense incurred on debt.
Other Income, net
Other income, net consists primarily of interest income on our cash and cash equivalents along with gain (loss) on foreign exchange relates to currency fluctuations that generate foreign exchange gains or losses on invoices denominated in currencies other than the U.S. dollar.
Income Tax (Benefit) Expense
See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies–Income Taxes” in this Annual Report for further details.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Net sales	$166,419	$144,180	$22,239	15.4%
Cost of sales	136,544	109,265	27,279	25.0%
Selling, general, and administrative	117,085	62,570	54,515	87.1%
Research and development	12,753	7,611	5,142	67.6%
Impairment losses	—	3,594	(3,594)	*
Amortization of acquired intangibles	8,535	9,582	(1,047)	(10.9)%
Loss from operations	$(108,498)	$(48,442)	$(60,056)	124.0%
Other income (expense):
Change in fair value of embedded derivatives	$—	$387	$(387)	*
Loss on debt extinguishment	(7,804)	(9,392)	1,588	(16.9)%
Finance and interest expense, net	(6,821)	(12,016)	5,195	(43.2)%
Other income, net	10,351	2,127	8,224	*
Loss before income taxes	(112,772)	(67,336)	(45,436)	67.5%
Income tax benefit	(440)	(1,708)	1,268	(74.2)%
Net loss	(112,332)	(65,628)	(46,704)	71.2%
Net loss attributable to noncontrolling interests	(7,518)	(3,556)	(3,962)	111.4%
Net loss attributable to Voyager Technologies, Inc.	$(104,814)	$(62,072)	$(42,742)	68.9%

__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0.

Net Sales

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Net sales	$166,419	$144,180	$22,239	15.4%
The increase in net sales for the year ended December 31, 2025, compared to the year ended December 31, 2024 was primarily due to the increase in sales in the Defense and National Security segment of $45.5 million compared to prior year period, driven by the significant increase in U.S. government revenue volume, offset by the $27.0 million decrease in sales in the Space Solutions segment as compared to the prior year period, driven by lower volumes in U.S. government sales, and the completion of a significant contract in the Space Solutions segment. For a further discussion of the drivers behind the change in revenues, see Part II, Item 7, “Results by Segment.”
Cost of Sales

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Cost of sales	$136,544	$109,265	$27,279	25.0%
The increase in costs of sales was primarily due to the increase in sales volumes and program input costs in the Defense and National Security segment resulting in cost growth of $45.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily offset by $27.0 million in lower cost of sales in the Space Solutions segment compared to prior year period, due to lower sales volumes in that segment due primarily to completion of a significant contract.
Selling, General, and Administrative

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Selling, general, and administrative	$117,085	$62,570	$54,515	87.1%
The increase in selling, general, and administrative costs was primarily due to a $45.2 million increase in corporate expenses and an $8.2 million increase in Starlab’s expenses due to the continued growth of Starlab operations, fundraising, and personnel. The corporate cost increase was driven by a $15.2 million increase in stock-based compensation costs mostly associated with our initial public offering during the year ended December 31, 2025, along with the increase in employee compensation expense associated with internal commissions for fundraising efforts, salaries, accounting, IT, marketing and legal expense increases during the year ended December 31, 2025. Additionally, there was a $6.0 million fair value recovery during the year ended December 31, 2024 that did not occur during the same period in 2025.
Research and Development

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Research and development	$12,753	$7,611	$5,142	67.6%
The increase in research and development was primarily due to the increase in Defense and National Security segment research and development efforts of $5.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Impairment Losses

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Impairment losses	$—	$3,594	$(3,594)	*
We experienced no impairment losses during the year ended December 31, 2025, as compared to the $3.6 million loss during the year ended December 31, 2024, which related to the full impairment of our investment in Atomos.
Amortization of Acquired Intangibles

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Amortization of acquired intangibles	$8,535	$9,582	$(1,047)	(10.9)%
The decrease in amortization of acquired intangibles during the year ended December 31, 2025 was primarily driven by amortization completion on intangibles from previous acquisitions that occurred during the year ended December 31, 2024.
Finance and Interest Expense, net

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Finance and interest expense, net	$(6,821)	$(12,016)	$5,195	(43.2)%
The decrease in finance and interest expense, net was driven primarily by lower interest expenses associated with our Term Loan extinguishment during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Loss on Debt Extinguishment

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Loss on debt extinguishment	$(7,804)	$(9,392)	$1,588	(16.9)%
The decrease in loss on debt extinguishments was driven by extinguishments of our Term Loan and Convertible Debt during the year ended December 31, 2025, in comparison with the losses incurred related to debt extinguishment costs during the year ended December 31, 2024, which were larger in magnitude.
Change in Fair Value of Embedded Derivatives

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Change in fair value of embedded derivatives	$—	$387	$(387)	*
The decrease related to extinguishment of embedded derivatives in the year ended December 31, 2025 that were active in the year ended December 31, 2024.

Other Income, net

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Other income, net	$10,351	$2,127	$8,224	*
The increase in other income, net was associated with increased interest income of $9.7 million associated with increased cash holdings during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Income Tax Benefit

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Income tax benefit	$(440)	$(1,708)	$1,268	(74.2)%
The decrease in income tax benefit was associated with an increase in deferred tax liabilities not able to support the realization of deferred tax assets during the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Results by Segment
Our Chief Operating Decision Maker (“CODM”) measures the performance of our reportable segments based on net sales and Adjusted EBITDA. Our operating and reportable segments are: Defense and National Security, Space Solutions and Starlab Space Stations. During the second quarter of 2025, the Adjusted EBITDA metric was modified to remove non-cash services as an add back, and prior periods have been have recast to present Adjusted EBITDA to align with the new composition of the metric. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 17. Segment Reporting” included elsewhere in this Annual Report.

	Years Ended December 31,
(dollars in thousands)	2025	2024
Net Sales:
Defense and National Security	$122,954	$77,470
Space Solutions	47,583	74,593
Starlab Space Stations	—	—
Total Net Sales, reportable segments	170,537	152,063
Intersegment eliminations	(4,118)	(7,883)
Total Net Sales	$166,419	$144,180

Adjusted EBITDA:
Defense and National Security	$(4,542)	$2,180
Space Solutions	(786)	2,720
Starlab Space Stations	(18,724)	(14,065)
Total Adjusted EBITDA, reportable segments	(24,052)	(9,165)
Intersegment eliminations	—	67
Corporate and other expenses	$(45,887)	$(20,886)

Defense and National Security
The following table provides selected financial information for the Defense and National Security segment:

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Net sales	$122,954	$77,470	$45,484	58.7%

Adjusted EBITDA	$(4,542)	$2,180	$(6,722)	*
Adjusted EBITDA margin percentage	(3.7)%	2.8%

__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0.
The increase in net sales during the year ended December 31, 2025 was driven primarily by a $50.2 million increase in U.S. government revenue compared to the year ended December 31, 2024, partially offset by a $4.7 million decrease in commercial net sales due to lower commercial program volumes and program completion during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in net sales was derived from program expansion, sales volume increases on existing programs and revenues derived from significant program material purchases during the year ended December 31, 2025. The decrease in Adjusted EBITDA during the year ended December 31, 2025 was driven by the increase of $5.7 million research and development expenses related to increased investment in product development, compared to the year ended December 31, 2024.
Space Solutions
The following table provides selected financial information for the Space Solutions segment:

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Net sales	$47,583	$74,593	$(27,010)	(36.2)%

Adjusted EBITDA	$(786)	$2,720	$(3,506)	(128.9)%
Adjusted EBITDA margin percentage	(1.7)%	3.6%

__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0.
The decrease in net sales during the year ended December 31, 2025 was driven by the $28.0 million decrease in U.S. government revenue primarily due to decreased sales volumes related to programs that concluded during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in Adjusted EBITDA was driven by the lower program contributions during the year ended December 31, 2025, related to the lower sales volume on programs and increases in program costs that drove margin reduction.

Starlab Space Stations
The following table provides selected financial information for the Starlab Space Stations segment:

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year	%
Net sales	$—	$—	$—	—%

Adjusted EBITDA	$(18,724)	$(14,065)	$(4,659)	33.1%
Adjusted EBITDA margin percentage	*	*

__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0.
The decrease in Adjusted EBITDA during the year ended December 31, 2025 was driven primarily by an $8.2 million increase in Starlab’s expenses due to the continued growth of Starlab operations, fundraising and administrative expenses, offset by a decrease in research and development expenses of $3.5 million in the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Intersegment Eliminations
Intersegment eliminations are related to projects between our segments, including the construction of our Starlab program. Intersegment eliminations decreased to $4.1 million for the year ended December 31, 2025, compared to $7.9 million for the year ended December 31, 2024. The decrease in intersegment eliminations was primarily related to a decrease in Starlab driven programs completed in other segments.

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
The following table sets forth our key performance indicators, which are further discussed below:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Funded backlog(1)
Defense and National Security	$104,569	$59,234
Space Solutions	35,533	42,499
Starlab Space Stations	6,003	—
Total funded backlog	146,105	101,733
Unfunded backlog(2)	119,485	98,349
Total backlog	$265,590	$200,082

__________________
(1)Funded backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any unfunded contract options. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted.
(2)Unfunded backlog represents unfunded contract value remaining on contracts, customer options for future products or services that have not yet been exercised and potential bookings under IDIQ contracts. As of December 31, 2025, unfunded backlog was primarily comprised of customer options for future products or services that have not yet been exercised in the Defense and National Security segment.

	Years Ended December 31,
(dollars in thousands)	2025	2024
Net sales	$166,419	$144,180
Gross profit	$29,875	$34,915
Net loss attributable to Voyager Technologies, Inc.	$(104,814)	$(62,072)
Adjusted EBITDA(1)	$(69,939)	$(29,983)
Adjusted net loss per share(2)	$(2.05)	$(5.72)
Net cash used in operating activities	$(60,943)	$(25,502)
Free cash flow(3)	$(155,216)	$(53,275)
__________________
(1)See “Non-GAAP Financial Measures” below for a discussion of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss attributable to Voyager Technologies, Inc., the most directly comparable GAAP measure to Adjusted EBITDA.
(2)See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted net loss attributable to common shareholders and Adjusted net loss per common share.
(3)See “Non-GAAP Financial Measures” below for a discussion of free cash flow and a reconciliation of free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure to free cash flow.

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
We define EBITDA as net loss attributable to Voyager Technologies, Inc. plus (less) finance and interest expense, provision for income tax (benefit) expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation, business acquisition costs, restructuring charges, impairment losses, net (loss) income attributable to noncontrolling interests, and other items we do not believe are indicative of our core operating performance, including incremental organizational costs attributable to our initial public offering, changes in the fair value of earnout liabilities, and foreign exchange gain/loss. The reconciliation between EBITDA, Adjusted EBITDA, and net loss attributable to Voyager Technologies, Inc. (the most comparable GAAP measure) is shown below:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Net loss attributable to Voyager Technologies, Inc.	$(104,814)	$(62,072)
Finance and interest expense, net	6,821	12,016
Depreciation and amortization	13,415	13,595
Income tax benefit	(440)	(1,708)
EBITDA	$(85,018)	$(38,169)
Stock-based compensation	18,917	3,761
Business acquisition costs(1)	3,372	282
Restructuring(2)	2,054	2,295
Impairment losses	—	3,594
Net (loss) income attributable to noncontrolling interests	(7,518)	(3,556)
Interest income	(11,590)	(1,875)
Other(3)	9,844	3,685
Adjusted EBITDA	$(69,939)	$(29,983)

__________________
(1)Business acquisition costs include legal costs and incremental transaction costs associated with an acquisition.
(2)Restructuring includes costs for retention and severance payments related to management’s decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines.
(3)Other includes capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, changes in fair value of earn out liabilities, and foreign exchange gain/loss that are all individually insignificant for the period. Other also contains debt extinguishment costs of $7.8 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively.

Adjusted net loss attributable to common shareholders and Adjusted net loss per common share
We consider adjusted net loss attributable to common shareholders and adjusted net loss per common share to be useful, supplemental measures of our operations on a consolidated basis and on a per share basis adjusting for items that are considered either non-operational, significant infrequent expenses, or sources of income that are not recurring to the business on a frequent basis. We define adjusted net loss attributable to common shareholders as the net income or loss attributable to common shareholders adjusted for stock-based compensation, business acquisition costs, restructuring, impairment losses, deferred income tax expense and other items mainly related to financing expenses and other individually immaterial items. We define adjusted net loss per common share as adjusted net loss attributable to common shareholders divided by our diluted basis number of weighted-average shares outstanding during the period. Since the adjustments made for presentational purposes do not impact the tax basis, the adjustments have been presented on a tax free basis.

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024
Net loss attributed to common shareholders	$(116,072)	$(83,888)
Stock-based compensation	18,917	3,761
Business acquisition costs(1)	3,372	282
Restructuring(2)	2,054	2,295
Impairment losses	—	3,594
Deferred income tax expense	(478)	(2,614)
Other(3)	9,844	3,685
Adjusted net loss attributable to common shareholders	(82,363)	(72,885)
Adjusted net loss per common share	$(2.05)	$(5.72)

__________________
(1)Business acquisition costs include legal costs and incremental transaction costs associated with an acquisition.
(2)Restructuring includes costs for retention and severance payments related to management’s decision to undertake certain actions to realign our cost structure through workforce reductions and the closure of certain facilities, businesses and product lines.
(3)Other includes capital market and advisory fees related to advisors assisting with transitional activities associated with becoming a public company, changes in fair value of earn out liabilities, and foreign exchange gain/loss that are all individually insignificant for the period. Other also contains debt extinguishment costs of $7.8 million and $9.4 million for the years ended December 31, 2025 and 2024, respectively.
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
We believe that while expenditures and dispositions of property and equipment will fluctuate on a period-to-period basis, we seek to ensure that we have adequate capital on hand to maintain ongoing operations and enable growth of the business. Additionally, free cash flow is of limited usefulness in that it does not represent residual cash flows available for discretionary expenditures due to the fact the measure does not deduct the payments required for debt service and other contractual obligations or payments.
We define free cash flow as the sum of our cash used in operating activities less our net capital expenditures. The net capital expenditures are defined as the gross capital expenditures for the purchase of property and equipment less the grant funding we received in order to make such purchases. Based on the nature of government grants for purposes of funding capital expenditures on our Starlab program or other government funded capital expenditure programs, these grants are pass through for purposes of making capital expenditures as they are directly used to source funding on capital expenditures. Our calculation of free cash flow may not be comparable to the calculation of similarly titled measures reported by other companies. The reconciliation between free cash flow and net cash used in operating activities (the most comparable GAAP measure) is shown below:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Cash used in operating activities	$(60,943)	$(25,502)
Purchases of property and equipment	(144,673)	(82,703)
Grant funding for property and equipment	50,400	54,930
Free cash flow	$(155,216)	$(53,275)
The reconciliation between total Voyager capital expenditures, Starlab Space Stations capital expenditures and capital expenditures excluding Starlab for the periods presented is shown below:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Total Voyager capital expenditures	$144,674	$82,703
Less: Starlab Space Stations capital expenditures	137,505	79,381
Capital expenditures excluding Starlab Space Stations	$7,169	$3,322
Innovation Spend
We are focused on delivering innovative solutions to the defense, national security, and space end markets, and research and development is at the core of our business. We believe innovation spend and innovation spend excluding Starlab provide our management and investors useful measures of our aggregate spend on research and development type activities in support of our customers’ needs and our future growth. However, innovation spend is an operating metric, not a financial measure calculated or presented in accordance with GAAP, and companies in our industry may calculate innovation spend or similar operating metrics differently than we do. We define innovation spend as research and development costs associated with the Internal Revenue Service (“IRS”) Section 174 categorization, as well as spend on designated development programs. Development programs are defined as initiatives that, when developed, will expand our product offerings under a customer funded arrangement. Innovation spend is comprised of various costs recognized in cost of sales and research and development costs within our consolidated statements of operations, as well as certain costs capitalized within property and equipment, net on our consolidated balance sheets. We define innovation spend excluding Starlab as innovation spend, minus the portion of innovation spend attributable to Starlab Space Stations. The table below sets forth the components of our innovation spend and innovation spend excluding Starlab for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Capitalized research and development under section 174	$165,672	$105,206
Development program innovation spend(1)	23,215	22,024
Innovation spend	188,887	127,230
Less: Starlab Space Stations innovation spend	153,354	101,678
Innovation spend excluding Starlab Space Stations	$35,533	$25,552
Innovation spend as a percentage of net sales	113.5%	88.2%
Innovation spend excluding Starlab Space Stations as a percentage of net sales	21.4%	17.7%

__________________
(1)Development program innovation spend represents program spend on designated innovation programs within the business that is necessary for fulfillment of performance obligations on revenue generating programs.
Liquidity and Capital Resources
As of December 31, 2025 and 2024, we had cash and cash equivalents of approximately $491.3 million and $55.9 million, respectively, which primarily consisted of proceeds from our 2030 Convertible Notes, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts. As of December 31, 2025, we also have $220.0 million in undrawn revolver capacity, which brings our available liquidity to $704.7 million. We currently expect that our principal sources of funding will include our cash from operations, current cash balances and ability to draw on our Credit Facility. We are focused on maintaining flexibility in the future evolution of our capital structure and seeking to access the lowest cost of capital while also remaining opportunistic as organic and external opportunities arise. Targeted external growth opportunities would be funded primarily with a mix of equity, cash, and debt. In addition to NASA funding, we expect to consider all financing options for Starlab, including funding through a combination of customer prebuys, the largest examples being other international space agencies, where prospective customers pay us in advance for usage of Starlab, as well as capital markets financing, including equity and project-based financing.
Since inception, we have incurred cumulative losses from operations and had an accumulated deficit of $385.9 million and $281.1 million on December 31, 2025 and 2024, respectively. We will need to raise additional funds to meet our long-term strategic plans, and management believes it will be able to obtain additional financing to fund its operations. However, there can be no assurance that we will be successful in achieving our strategic plans, that our cash balance and future capital raises will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
On June 12, 2025, we completed our initial public offering (“IPO”) of an aggregate of 14,200,645 shares of our Class A common stock, par value $0.0001 (“Class A common stock”), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. We received aggregate proceeds of $409.4 million, net of underwriting discounts.
On November 12, 2025 and November 30, 2025, we issued $435.0 million and $25.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the offering, after deducting debt issuance costs, was $447.3 million without taking into account the Capped Call Transactions and Prepaid Forward Transaction. The 2030 Convertible Notes accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026.
Our primary operating cash requirements include the payment of compensation and related costs, financing acquisitions, ongoing investment in Starlab and costs for our facilities and information technology infrastructure. As of December 31, 2025, we believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
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

Summary of Cash Flows
The following table presents the major components of our cash used in operating activities, cash used in investing activities and cash provided by financing activities for the periods presented:

	Years Ended December 31,		Change
(dollars in thousands)	2025	2024	Year over Year
Cash used in operating activities	$(60,943)	$(25,502)	$(35,441)
Cash used in investing activities	(261,607)	(27,773)	(233,834)
Cash provided by financing activities	757,823	78,957	678,866
Effect of foreign exchange on cash and cash equivalents	126	(31)	157
Net increase in cash, cash equivalents, and restricted cash	$435,399	$25,651	$409,748
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
The increase in cash used in operating activities for the year ended December 31, 2025 compared to 2024 was driven by a $19.8 million decrease from working capital, primarily related to increases in prepaid expenses and reductions from contract liabilities related to more work performed on programs during the year ended December 31, 2025, than cash milestones collected on programs.
Investing Activities
The primary driver for the increase in cash used in investing activities for the year ended December 31, 2025 compared to 2024 relates to cash used for acquisitions of $151.8 million, cash used to purchase property and equipment of $144.7 million and cash used for investments of $15.5 million, offset by the $4.5 million decrease in government grant funding received.
Financing Activities
The increase in cash provided by financing activities for the year ended December 31, 2025 compared to 2024 was driven by proceeds from our 2030 Convertible Notes of $446.8 million, our IPO cash raised, net of underwriting and commissions of $409.4 million and the $81.7 million sale of noncontrolling interest. These increases were partially offset by the repayment of our 2024 Term Loan of $64.4 million and repayment of our Preferred B dividends of $27.6 million during the year ended December 31, 2025.

Outstanding Indebtedness
The following table summarizes our long-term debt:

	Years Ended December 31,
(dollars in thousands)	2025	2024
Term Loan	$—	$65,972
2024 Convertible Notes	—	10,274
2030 Convertible Notes	460,000	—
Credit Facility	—	—
Starlab Credit Facility	—	—
SMI Promissory Note	—	24,593
Less: debt issuance costs	(12,366)	(11,820)
Net carrying amount	447,634	89,019
Less: current portion	—	665
Total long-term debt, net	$447,634	$88,354
Credit Facility
On May 30, 2025, we entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200.0 million. The Credit Facility is being used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the closing date and includes an uncommitted accordion feature that permits us, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150.0 million, for a total potential facility size of $350.0 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on our consolidated liquidity levels, as defined in the agreement. In addition, we are required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount as of the last day of each fiscal quarter and minimum consolidated revenue amounts over a trailing four quarter period. The obligations under the Credit Facility are secured by substantially all of Voyager and our domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions. During the year ended December 31, 2025, we used the Credit Facility to draw down $64.5 million and repay our outstanding Term Loan commitment. The withdrawn funds were repaid the same day to the Credit Facility.
2030 Convertible Notes
On November 12, 2025 and November 30, 2025, we issued $435.0 million and $25.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”), which will mature on November 15, 2030, unless earlier repurchased, redeemed or converted. The initial conversion rate is 32.2799 shares of Class A common stock per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $30.98 per share of Class A common stock.
As of December 31, 2025, the principal outstanding is $460.0 million. Debt discount and issuance costs related to the 2030 Convertible notes totaled $12.7 million for the year ended December 31, 2025 and are amortized to interest expense, included within other income (expense), net on our consolidated statements of operations over the contractual term of the notes. For the year ended December 31, 2025, there was $0.3 million in amortization of debt discount and issuance costs. The 2030 Convertible Notes accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. Interest expense associated with the 2030 Convertible Notes was $0.5 million for the year ended December 31, 2025.

Capped Call Transactions
In connection with the pricing of the 2030 Convertible Notes, we entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers in the offering of the 2030 Convertible Notes or their affiliates and certain other financial institutions. Pursuant to the Capped Call Transactions, we used approximately $66.7 million of the net proceeds from the offering of the 2030 Convertible Notes to fund the Capped Call Transactions. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2030 Convertible Notes.
The Capped Call Transactions are expected generally to reduce the potential dilution to holders of our Class A common stock upon any conversion of the 2030 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of 2030 Convertible Notes upon conversion of the 2030 Convertible Notes in the event that the market price per share of the Class A common stock is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was $59.58 per share, which represented a premium of approximately 150.0% over the last reported sale price of the Class A common stock on November 6, 2025, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions are separate transactions we have entered into and are not part of the terms of the 2030 Convertible Notes and will not change any Noteholders’ rights under the 2030 Convertible Notes.
The Capped Call Transactions meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in-capital within stockholders’ equity.
Prepaid Forward Transaction
On November 6, 2025, in connection with the pricing of the 2030 Convertible Notes, we entered into a prepaid forward stock purchase transaction (the “Prepaid Forward Transaction”) with one of the initial purchasers or its affiliates (the “Forward Counterparty”) of the 2030 Convertible Notes. Pursuant to the Prepaid Forward Transaction, we used approximately $131.1 million of the net proceeds from the offering of the 2030 Convertible Notes to fund the Prepaid Forward Transaction. The initial aggregate number of shares of our Class A common stock underlying the Prepaid Forward Transaction is 5,503,464 shares. If we pay a cash dividend on our Class A common stock, then the Forward Counterparty is required to pay an equivalent amount to us. The maturity date for the Prepaid Forward Transaction is scheduled to be the maturity date of the 2030 Convertible Notes, subject to early settlement. Upon settlement of the Prepaid Forward Transaction, at maturity or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward Transaction or the portion thereof being settled early. The Prepaid Forward Transaction has been accounted for as a reduction to additional paid-in capital, and will be considered treasury stock upon physical settlement. The shares purchased under the Prepaid Forward are treated as a reduction in Additional paid-in capital and are not outstanding for purposes of the calculation of basic and diluted earnings per share.
The Prepaid Forward Transaction is a separate transaction we entered into and is not a part of the terms of the 2030 Convertible Notes and will not change any Noteholders’ rights under the 2030 Convertible Notes.
As of December 31, 2025, no shares were delivered to us in connection with the Prepaid Forward.
Treasury Stock Repurchase
On November 12, 2025, we used approximately $27.7 million of the net proceeds of the offering of the 2030 Convertible Notes to repurchase 1,163,000 shares of Class A common stock. The purchase price of the treasury stock is $23.83 per share. Treasury stock repurchases aren’t included in the weighted-average shares outstanding calculation because they are considered shares issued but not outstanding.
Starlab Credit Facility
On December 18, 2025, our Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank

(“TCB”), providing for aggregate commitments of up to $20.0 million. The percentage of the credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of a NASA contract. Borrowings under the Starlab Credit Facility bear interest based on the Secured Overnight Financing Rate (“SOFR”) rate plus basis points ranging depending on total liquidity. In addition, we are required to pay an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. As of December 31, 2025, we had no drawn amounts on the Starlab Credit Facility. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 11. Debt”, for additional information.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Commitments
We enter into contractual obligations in the normal course of business.
Operating Lease Commitments
Our operating lease commitments primarily consist of office lease rentals. As of December 31, 2025, we had fixed lease payment obligations of $28.2 million, with $6.3 million to be paid within 12 months and the remainder thereafter. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 9. Leases” for additional discussion on our operating leases.
Non-Cancellable Service Contract Commitments
We have a commitment for future launch services. As of December 31, 2025, we would owe $13.5 million to cancel the services. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 21. Commitments and Contingencies” for additional discussion.
We have a commitment for various services to assist in payload and launch analyses for the Starlab program. As of December 31, 2025, we have a commitment through 2027, totaling $5.0 million. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 21. Commitments and Contingencies” for additional discussion.
We have a commitment for subscription-based services. As of December 31, 2025, we have a commitment through 2028, totaling $1.5 million that is payable in the form of our equity. See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 21. Commitments and Contingencies” for additional discussion.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. For a summary of our significant accounting policies, see Part II, Item 8, “Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in this Annual Report. On an ongoing basis, management evaluates its estimates, including those related to the valuation of acquired intangibles, intangibles, long-lived assets, redeemable noncontrolling interests, realization of tax assets and estimates of tax liabilities, valuation of equity securities and financial instruments, estimated useful lives of long-lived assets, and reported amounts of revenues and expenses during the reporting period.
We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most difficult, subjective or complex judgments on the part of management in their application. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated Financial Statements.

Revenue Recognition
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
Once we identify the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. Our contracts generally do not contain penalties, credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria.
Control is transferred over time for: (a) certain contracts under which we produce products with no alternative use, and for which we have an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date; and (b) certain other contracts under which we create or enhance a customer-owned asset while performing design and development services. Under the cost-to-cost method, revenue is recognized for these contracts based on our efforts toward satisfying a performance obligation relative to the total expected efforts, which is measured using the proportion of costs incurred to date to the total cost EAC of the performance obligation. Revenue for the current period is recorded at an amount equal to (i) the ratio of costs incurred to date, (ii) divided by total estimated costs, multiplied by (iii) the transaction price, less (iv) cumulative revenue recognized in prior periods. Contract costs include all direct material and labor costs and any indirect costs related to contract performance.
These projections require us to make numerous assumptions and estimates when determining the total estimated costs of completion, including items such as development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs. We review our cost estimates on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections. For the year ended December 31, 2025, we recorded an aggregate unfavorable EAC adjustment across programs of $11.1 million, resulting in a $5.1 million reduction of revenue included within the results of operations for the year ended December 31, 2025. For the year ended December 31, 2024, we recorded an aggregate unfavorable EAC adjustment across programs of $5.2 million resulting in a $2.2 million reduction of revenue included within the results of operations for the year ended December 31, 2024. The adjustments in both years presented were the result of an aggregation of individually immaterial EAC adjustments on contracts.
For the years ended December 31, 2025 and 2024, there were no material favorable EAC adjustments, neither individually nor in the aggregate.
When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which we refer to as a loss provision. For the years ended December 31, 2025 and 2024 there were no material loss provisions recorded, neither individually nor in the aggregate.
Net sales in our statements of operations consists entirely of revenue from contracts with customers, net of sales discounts.
Business Combinations
Business combinations are accounted for using the acquisition method. We allocate the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired, liabilities assumed, and any noncontrolling interests assumed based on their respective estimated fair values. The excess purchase price over the fair value of identifiable net assets and intangibles acquired is recorded as goodwill. Buyer acquisition-related expenses incurred in connection with business combinations, other than expenses associated with the issuance of debt or equity securities, are excluded from the purchase consideration in accordance with ASC 805, Business

Combinations. These costs are expensed as incurred and recognized in selling, general, and administrative expense on our consolidated statements of operations.
For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date, with subsequent fair value adjustments recognized in selling, general, and administrative expense on our consolidated statements of operations.
Asset acquisitions are accounted for using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. Goodwill is not recognized in an asset acquisition.
Recent Accounting Pronouncements
See Part II, Item 8, “Notes to Consolidated Financial Statements—Note 3. Recent Accounting Pronouncements” in this Annual Report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We have operations within and outside of the United States, and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
We had cash and cash equivalents totaling $491.3 million as of December 31, 2025. Our cash and cash equivalents are held for working capital purposes.
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
As of December 31, 2025, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. However, none of our outstanding indebtedness held as of December 31, 2025 was subject to variable interest rates. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities prior to maturity.
As of December 31, 2025, we are not exposed to interest rate risk on variable-rate borrowings based on the retirement of our debt commitments. As of December 31, 2025, we had no variable rate indebtedness and are therefore not subject to any hypothetical interest rate fluctuations.
We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our variable-rate borrowings.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our consolidated financial statements for contracts denominated in a foreign currency. As of December 31, 2025, a hypothetical 10% depreciation in the U.S. dollar relative to the year end foreign currencies under our contracts in place as of those dates would not have had a material impact to our net sales.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Voyager Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Voyager Technologies, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of equity (deficit) and mezzanine equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Denver, Colorado
March 10, 2026
We have served as the Company’s auditor since 2022.

Voyager Technologies, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
The accompanying notes are an integral part of these consolidated financial statements.

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$491,329	$55,930
Accounts receivable, net	29,819	15,360
Contract assets	29,786	17,304
Inventories	3,825	1,526
Prepaid expenses and other current assets	26,541	11,461
TOTAL CURRENT ASSETS	581,300	101,581
Property and equipment, net	164,286	49,439
Operating lease right-of-use assets	18,164	8,167
Intangible assets, net	98,982	34,684
Goodwill	157,674	46,515
Other assets	30,048	7,210
TOTAL ASSETS(1)	$1,050,454	$247,596

LIABILITIES, MEZZANINE EQUITY, AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,386	$22,787
Contract liabilities	24,338	21,365
Operating lease liabilities	5,831	3,000
SMI promissory note, current	—	665
Accrued expenses and other current liabilities	75,472	39,594
TOTAL CURRENT LIABILITIES	133,027	87,411
Term Loan, net	—	56,991
Operating lease liabilities, non-current	13,336	6,205
Contract liabilities, non-current	7,899	2,762
Convertible notes, net	447,634	7,435
Embedded derivatives	—	2,723
Deferred tax liabilities	8,858	112
SMI promissory note	—	23,928
Other long-term liabilities	10,167	102
TOTAL LIABILITIES(1)	$620,921	$187,669
Commitments and Contingencies (Note 21)
Mezzanine equity:
Class A-1 redeemable preferred stock: $0.0001 par value per share; 0 shares authorized; issued and outstanding at December 31, 2025; 7,500,000 shares authorized and 6,967,720 shares issued and outstanding at December 31, 2024; redeemable at the option of the holder with a liquidation preference of $105,581 at December 31, 2024	$—	$93,496
Redeemable noncontrolling interests	—	32,431
Equity (Deficit):
Class A preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at December 31, 2025; 1 share authorized, issued, and outstanding at December 31, 2024; liquidation preference of $1 at December 31, 2024	—	—
Class B convertible preferred stock: $0.0001 par value per share; 0 shares authorized, 0 shares issued, and outstanding at December 31, 2025; 4,400,000 shares authorized and 3,285,995 shares issued and outstanding at December 31, 2024, liquidation preference of $146,454 at December 31, 2024	—	132,835
Class C preferred stock: $0.0001 par value per share; 0 shares authorized, issued, and outstanding at December 31, 2025; 4,600,000 shares authorized and 1,537,818 shares issued and outstanding at December 31, 2024	—	63,464
Common stock: $0.0001 par value per share; 0 shares authorized, and outstanding at December 31, 2025; 375,000,000 shares authorized and 13,297,289 shares issued and outstanding at December 31, 2024	—	1
Class A common stock: $0.0001 par value per share; 400,000,000 shares authorized; 54,546,859 shares issued and 53,383,859 outstanding at December 31, 2025; 0 shares authorized, issued, and outstanding at December 31, 2024	5	—
Class B common stock: $0.0001 par value per share; 50,000,000 shares authorized; 5,758,566 shares issued and outstanding at December 31, 2025; 0 shares issued and outstanding at December 31, 2024	1	—
Additional paid-in capital	797,438	15,081
Treasury stock, at cost	(27,702)	—
Accumulated other comprehensive (loss) income	(95)	28
Accumulated deficit	(385,927)	(281,113)
Total Voyager Technologies, Inc. equity (deficit)	383,720	(69,704)
Noncontrolling interests	45,813	3,704
TOTAL EQUITY (DEFICIT)	429,533	(66,000)
TOTAL LIABILITIES, MEZZANINE EQUITY, AND EQUITY (DEFICIT)	$1,050,454	$247,596
__________________
(1)Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “TOTAL ASSETS” that can only be used to settle obligations of the VIE as well as liabilities of the VIE reflected within “TOTAL LIABILITIES” for which creditors do not have recourse to the general credit of Voyager. Refer to Note 20, “Joint Ventures”, for additional information.

Voyager Technologies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2025	2024	2023
Net sales	$166,419	$144,180	$136,062
Cost of sales	136,544	109,265	108,277
Selling, general, and administrative	117,085	62,570	54,043
Research and development	12,753	7,611	(18,542)
Impairment losses	—	3,594	—
Amortization of acquired intangibles	8,535	9,582	6,457
Loss from operations	$(108,498)	$(48,442)	$(14,173)
Other income (expense):
Change in fair value of embedded derivatives	$—	$387	$—
Loss on debt extinguishment	(7,804)	(9,392)	(1,287)
Finance and interest expense, net	(6,821)	(12,016)	(10,590)
Other income, net	10,351	2,127	1,193
Loss before income taxes	(112,772)	(67,336)	(24,857)
Income tax (benefit) expense	(440)	(1,708)	341
Net loss	(112,332)	(65,628)	(25,198)
Net loss attributable to noncontrolling interests	(7,518)	(3,556)	240
Net loss attributable to Voyager Technologies, Inc.	(104,814)	(62,072)	(25,438)
Less: dividends accrued on preferred stock	11,258	21,816	17,840
Net loss available to common shareholders	$(116,072)	$(83,888)	$(43,278)

Net loss per common share:
Basic	$(2.89)	$(6.59)	$(3.50)
Diluted	$(2.89)	$(7.01)	$(3.65)
Weighted-average shares outstanding:
Basic	40,213,015	12,736,454	12,361,684
Diluted	40,213,015	12,746,454	12,753,325

Voyager Technologies, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2025	2024	2023
Net loss	$(112,332)	$(65,628)	$(25,198)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(123)	217	(14)
Total comprehensive loss	(112,455)	(65,411)	(25,212)
Comprehensive income (loss) attributable to noncontrolling interests	(7,518)	(3,556)	240
Comprehensive loss attributable to Voyager Technologies, Inc.	$(104,937)	$(61,855)	$(25,452)

Voyager Technologies, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(112,332)	$(65,628)	$(25,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,416	13,595	10,294
Impairment losses	—	3,594	—
Stock-based compensation	18,916	3,761	2,707
Amortization of operating lease right-of-use assets	2,976	2,782	2,635
Loss on debt extinguishment	7,804	9,392	1,287
Amortization of debt issuance costs and other non-cash interest expense	3,038	5,667	4,139
Reduction in fair value of earnout	—	(5,659)	(3,874)
Deferred taxes	(478)	(2,614)	(645)
Non-cash services acquired	13,752	12,669	—
Other	667	(160)	254
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,156)	(4,432)	526
Prepaid expenses and other current assets	(4,943)	101	(261)
Contract assets	(556)	(1,485)	(1,986)
Inventories	(341)	1,576	1,487
Other assets	(4,228)	(5,432)	(560)
Accounts payable	4,073	(6,070)	(1,559)
Contract liabilities	(6,657)	7,408	(5,754)
Accrued expenses	12,084	8,554	3,294
Operating lease liabilities	(2,766)	(2,829)	(2,170)
Other liabilities	(212)	(292)	3
Net cash used in operating activities	$(60,943)	(25,502)	(15,381)

Cash Flows from Investing Activities:
Purchases of property and equipment	$(144,673)	(82,703)	(17,210)
Grant funding for property and equipment	50,400	54,930	26,858
Acquisitions, net of cash acquired	(151,834)	—	2,050
Purchase of investments	(15,500)	—	(100)
Net cash (used in) provided by investing activities	$(261,607)	(27,773)	11,598

Cash Flows from Financing Activities:
Proceeds from Term Loan, net	$—	57,922	47,100
Repayment of Term Loan	(64,420)	(56,574)	(35,275)
Borrowings from the credit facility	64,500	—	—
Repayments on the credit facility	(64,500)	—	—
Proceeds from the issuance of Common stock, net	45,886	—	—
Proceeds from the issuance of Class B convertible preferred stock, net	—	—	3,128
Proceeds from the issuance of Class C preferred stock, net	116,047	66,598	—
Proceeds from the issuance of Class A common stock upon IPO, net of underwriting costs	409,406	—	—
Costs associated with initial public offering	(8,550)	—	—
Sale of noncontrolling interest	81,720	13,425	—
Redemptions of redeemable noncontrolling interests	—	(10,739)	(6,705)
Repayment of line of credit	—	—	(4,339)
Purchase of noncontrolling interest	(10,724)	—	—
Redemptions of Class A-1 redeemable preferred stock	(3,044)	—	—
Cash repayment of Preferred B dividends	(27,584)	—	—
Costs associated with the credit facility	(3,311)	—	—
Proceeds from convertible notes	460,000	10,097	—
Payments for debt issuance costs related to convertible notes	(13,184)	—	—
Payment of forward stock purchase transaction	(131,147)	—	—
Share repurchases	(27,702)	—	—
Purchase of Capped Call Option	(66,746)	—	—
Other	1,176	(1,772)	(1,978)
Net cash provided by financing activities	$757,823	78,957	1,931

Effect of foreign exchange on cash and cash equivalents	$126	(31)	9
Net increase (decrease) in cash and cash equivalents	435,399	25,651	(1,843)
Cash and cash equivalent at the beginning of the period	55,930	30,279	32,122
Cash and cash equivalents at the end of the period	$491,329	$55,930	$30,279

Voyager Technologies, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(in thousands)
The accompanying notes are an integral part of these consolidated financial statements

	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2022	—	$—	—	$—	11,771	$1	3,129	$110,682	$—	$(175)	$(179,181)	—	$—	$(68,673)	$436	$(68,237)	$145,067
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(25,438)	—	—	(25,438)	(60)	(25,498)	300
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(14)	—	—	—	(14)	—	(14)	—
Stock-based compensation	—	—	—	—	178	—	—	—	2,707	—	—	—	—	2,707	—	2,707	—
Options exercised	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5
Issuance of Class B convertible preferred stock, net	—	—	—	—	—	—	157	5,917	—	—	—	—	—	5,917	—	5,917	—
Adjustment to reflect redemption value of redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(3,926)	—	—	—	—	(3,926)	—	(3,926)	3,926
Dividends accrued on Class B convertible preferred stock	—	—	—	—	—	—	—	7,768	(7,768)	—	—	—	—	—	—	—	—
Dividends accrued on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(10,072)	—	—	—	—	(10,072)	—	(10,072)	10,072
Warrants issued for common stock	—	—	—	—	—	—	—	—	1,633	—	—	—	—	1,633	—	1,633	—
Acquisition of ZIN	—	—	—	—	369	—	—	—	3,485	—	—	—	—	3,485	—	3,485	—
Joint venture contribution	—	—	—	—	—	—	—	—	(3)	—	—	—	—	(3)	3	—	—
Redemptions of redeemable noncontrolling interests	—	—	—	—	107	—	—	—	1,761	—	—	—	—	1,761	(376)	1,385	(36,465)
Reclass of negative additional paid-in capital	—	—	—	—	—	—	—	—	12,183	—	(12,183)	—	—	—	—	—	—
Balance at December 31, 2023	—	$—	—	$—	12,425	$1	3,286	$124,367	$—	$(189)	$(216,802)	—	$—	$(92,623)	$3	$(92,620)	$122,905
Net loss	—	—	—	—	—	—	—	—	—	—	(62,072)	—	—	(62,072)	(3,822)	(65,894)	266
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	217	—	—	—	217	—	217	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,761	—	—	—	—	3,761	—	3,761	—
Options Exercised	—	—	—	—	2	—	—	—	28	—	—	—	—	28	—	28	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	1,538	63,464	—	—	—	—	—	63,464	—	63,464	—
Dividends accrued on Class B convertible preferred stock	—	—	—	—	—	—	—	8,468	(8,468)	—	—	—	—	—	—	—	—
Dividends accrued on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(13,348)	—	—	—	—	(13,348)	—	(13,348)	13,348
Warrants issued for common stock	—	—	—	—	—	—	—	—	1,135	—	—	—	—	1,135	—	1,135	—
Warrant reclassification	—	—	—	—	—	—	—	—	(2,546)	—	—	—	—	(2,546)	—	(2,546)	—
Shares issued for services	—	—	—	—	600	—	—	—	12,810	—	—	—	—	12,810	—	12,810	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	14,403	—	—	—	—	14,403	7,523	21,926	—
Redemptions of redeemable noncontrolling interests	—	—	—	—	14	—	—	—	(495)	—	—	—	—	(495)	—	(495)	(10,592)
SMI Promissory Note Settlement	—	—	—	—	256	—	—	—	5,562	—	—	—	—	5,562	—	5,562	—
Reclass of negative additional paid-in capital	—	—	—	—	—	—	—	—	2,239	—	(2,239)	—	—	—	—	—	—
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	196,299	$15,081	$28	$(281,113)	—	$—	$(69,704)	$3,704	$(66,000)	$125,927

Voyager Technologies, Inc.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(in thousands)
The accompanying notes are an integral part of these consolidated financial statements

	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	$196,299	$15,081	$28	$(281,113)	—	$—	$(69,704)	$3,704	$(66,000)	$125,927
Net loss	—	—	—	—	—	—	—	—	—	—	(104,814)	—	—	(104,814)	(7,303)	(112,117)	(215)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(123)	—	—	—	(123)	—	(123)	—
Stock-based compensation	—	—	—	—	—	—	—	—	18,916	—	—	—	—	18,916	—	18,916	—
Options & Warrants Exercised	192	—	—	—	1	—	—	—	1,093	—	—	—	—	1,093	—	1,093	—
Unvested RSAs granted	889	—	45	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(54)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Capped call options associated with convertible notes	—	—	—	—	—	—	—	—	(66,745)			—	—	(66,745)	—	(66,745)	—
Repurchase of common stock under prepaid forward contract	—	—	—	—	—	—	—	—	(131,147)	—	—	—	—	(131,147)	—	(131,147)	—
Repurchase of Class A Common Stock	(1,163)	—	—	—	—	—	—	—	$—			1,163	$(27,702)	$(27,702)	—	(27,702)	—
Issuance of Common stock, net	—	—	—	—	1,648	—	—	—	43,971	—	—	—	—	43,971	—	43,971	—
Issuance of Class A common stock and Common stock for acquisition consideration	1,012	—	—	—	34	—	—	—	26,972	—	—	—	—	26,972	—	26,972	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	—	—	401,475	—	401,475	—
Incremental IPO offering costs	—	—	—	—	—	—	—	—	(321)	—	—	—	—	(321)	—	(321)	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B common stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	2,765	114,589	—	—	—	—	—	114,589	—	114,589	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	3,927	(31,511)	—	—	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(7,331)	—	—	—	—	(7,331)	—	(7,331)	7,331
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	138	—	—	—	3,000	—	—	—	—	3,000	—	3,000	—
Purchase of noncontrolling interest	—	—	—	—	220	—	—	—	20,883	—	—	—	—	20,883	—	20,883	(32,216)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	57,170	—	—	—	—	57,170	44,616	101,786	—
Balance at December 31, 2025	53,384	$5	5,759	$1	—	$—	—	$—	$797,438	$(95)	$(385,927)	1,163	$(27,702)	$383,720	$45,813	$429,533	$—

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

1.    ORGANIZATION
Nature of Business
Voyager Technologies, Inc. (“Voyager” or the “Company”), incorporated in the state of Delaware on August 15, 2019, is a purpose-built, innovation-driven defense technology and space solutions company focused on delivering mission-critical solutions across national security, space exploration and infrastructure and commercial space markets. Voyager’s business model leverages global public-private partnerships to deliver mission-critical capabilities and on-orbit services to civil and defense government agencies, academic and research institutions, and private sector players. Voyager has enabled thousands of payloads, systems, and hardware elements to enter space while also working to develop next generation space stations. Voyager’s products and capabilities under continuous development include Starlab, a privately owned, free-flying crewed space station; advanced spacecraft communications; and its controllable solid-state propulsion technology.
Segments
The Company consists of diversified solutions across three business segments: Defense & National Security, Space Solutions and Starlab Space Stations. Since 2019, Voyager has accomplished significant achievements in each of these segments, including the successful deployment of first-of-its-kind missile defense maneuvering capabilities, the development of groundbreaking space technology and the selection by NASA to develop a replacement for the ISS.
Initial Public Offering
On June 12, 2025, the Company completed its initial public offering (“IPO”) of an aggregate of 14,200,645 shares of its Class A common stock, par value $0.0001 (“Class A common stock”), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. The Company received aggregate proceeds of $409.4 million, net of underwriting discounts. In connection with the IPO, the Company amended and restated its certificate of incorporation and reclassified all outstanding Common stock into Class A common stock. The Company also converted all outstanding shares of Class A-1 Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, and its SMI Promissory Note (as defined below) into an aggregate of 28,682,004 shares of Class A common stock and forfeited and cancelled all outstanding shares of Class A Preferred Stock pursuant to the terms of an exchange and forfeiture agreement. Finally, the Company exchanged an aggregate 5,713,566 shares of Class A common stock owned by Dylan Taylor, the Company’s Chairman and Chief Executive Officer, for an equivalent number of shares of the Company’s Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights.
Liquidity Risks and Uncertainties
Since inception, the Company has incurred cumulative losses from operations and had an accumulated deficit of $385.9 million, $281.1 million and $216.8 million on December 31, 2025, 2024 and 2023, respectively. The Company’s principal sources of funding include its current cash balances, primarily consisting of net proceeds from its IPO, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts, proceeds from the 2030 Convertible Notes, and ability to draw on its Credit Facility (Note 11, “Debt”). The Company will need to raise additional funds to meet its long-term strategic plans and management believes it will be able to obtain additional financing to fund its operations. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
The Company believes its existing cash balances and cash from operations will be sufficient to fund ongoing operations through at least one year from the issuance date of its consolidated financial statements. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balance and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain discretionary spending and may be unable to develop or enhance new and existing products, which could adversely affect its ability to achieve its intended business objectives. The Company, while made up of businesses that have historical track records of operations, is still in a growth phase and is continuing to make ongoing investments in growth opportunities. Future performance is not guaranteed and there could be factors within or outside the Company’s control that could unfavorably influence the Company’s ability to meet its goals.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Voyager and its consolidated subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. All intercompany amounts have been eliminated in consolidation.
Common Stock Split
On June 2, 2025, the Company effected a 1.5-for-1 forward split of its common stock and a proportionate increase in the number of authorized shares. All share and per share information, including share-based compensation, throughout the Company’s consolidated financial statements have been retroactively adjusted to reflect the stock split. The shares of common stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the increased shares resulting from the stock split was reclassified from capital in excess of par value to Class A common stock and Class B common stock.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. On an ongoing basis, management evaluates its estimates, including those related to the valuation of acquired intangibles assets, long-lived assets, realization of tax assets and estimates of tax liabilities, valuation of equity securities and financial instruments, estimated useful lives of long-lived assets, and reported amounts of revenues and expenses during the reporting period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains cash in demand deposits accounts with high credit quality financial institutions and limits the amount of credit exposure with any one financial institution. The Company performs ongoing credit evaluations of its customers but does not generally require collateral to support customer receivables.
Significant customers are those which represent more than 10 percent of the Company’s total net sales or gross accounts receivable balance at each balance sheet date. The Company’s largest customer is the U.S. government. Sales to the U.S. government accounted for 86.0%, 83.9% and 69.0% of sales during the years ended December 31,

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
2025, 2024 and 2023, respectively. Refer to Note 16, “Net Sales” for additional disaggregation of net sales. The U.S. government accounted for 68.6%, 76.3% and 83.0% of accounts receivable as of December 31, 2025, 2024 and 2023, respectively. For purposes of disclosures and evaluation of concentration risk, the Company considers all U.S. government entities to be one customer. Additionally, for determination of commercial or government classification of sales, the Company considers the sales and receivables to be governmental if the source of funding for the project originates from the U.S. government, even if contracting through an intermediary as its direct customer.
Fair Value of Financial Instruments
The Company accounts for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value guidance establishes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. An asset or liability’s level is based upon the lowest level of input that is significant to the fair value measurement. The guidance requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
Level 1Quoted prices in active markets for identical assets or liabilities.
Level 2Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.
Level 3Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts payable, and accounts receivable approximate their fair value due to the short-term maturity of such instruments.
The table below provides a summary of the changes in fair value of fair valued instruments using significant unobservable inputs between December 31, 2025, 2024 and 2023:

	Embedded Derivatives	Earnout Liability
Balance as of December 31, 2023	$—	$5,824
Fair value on issuance of convertible notes	3,110	—
Accretion of liability recognized as interest expense	—	248
Payment of earnout liability	—	—
Change in fair value	(387)	(5,659)
Balance as of December 31, 2024	$2,723	$413
Fair Value of Earnout Liability upon acquisition	—	9,190
Accretion of liability recognized as interest expense	44	247
Extinguishment of Convertible Notes and embedded derivatives	(2,767)	—
Balance as of December 31, 2025	$—	$9,850
Fair Value of Financial Instruments: Earnout Liabilities
The Earnout Liabilities in the table above relate to contingent consideration arrangements from acquisitions of ZIN Technologies, Inc, which was completed in the year ended December 31, 2023, Optical Physics Company, which was completed in the year ended December 31, 2025, and ExoTerra Resource LLC, also completed in the year ended December 31, 2025 (Note 4, “Acquisitions”). The fair value of each of the earnout liabilities was estimated using probability-weighted discounted cash flow models with significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement. The maximum contingent consideration payable

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
from the Company to the seller is $21.0 million related to ExoTerra Resource LLC, $3.0 million related to Optical Physics Company, and $10.3 million related to ZIN Technologies.
ZIN Technologies, Inc’s backlog achievement was less than the contractual minimum for full attainment, which resulted in a proportional reduction of the total amount to be paid out due to the resulting loss of target achievement that was previously expected to be met. The reductions in fair value of the earnout of $5.7 million and $3.3 million were recognized in selling, general and administrative expense on the Company’s consolidated statements of operations for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2025, the earnout has not been paid.
Fair Value of Financial Instruments: Warrants for Common Stock
The Company’s Common Stock warrants (Note 14, “Stockholders’ Equity”) are either equity-classified and measured at the issuance-date fair value based on Level 3 inputs or liability-classified and measured at fair value based on Level 3 inputs.
Fair Value of Financial Instruments: Embedded Derivatives
The Company analyzed the conversion features of the 2024 Convertible Notes (as defined in Note 11, “Debt”) for derivative accounting treatment and determined that certain embedded conversion features should be classified as a derivative. The Company bifurcated the share-settled redemption feature of the 2024 Convertible Notes and recorded the conversion feature as a $3.1 million derivative liability upon issuance of the 2024 Convertible Notes. The derivative liability related to the 2024 Convertible Notes was recorded as a discount to the convertible notes, net in the Company’s consolidated balance sheets. The embedded debt derivative liability was recorded at fair value, and remeasured every reporting period, with changes in fair value recognized as a component of other income (expense), net.
The Company performed a fair value analysis over the embedded derivative feature using the Scenario Based Method utilizing the “with or without method”. The fair value of the embedded derivative feature was determined based on Level 3, unobservable inputs. The estimation process for the fair value of the embedded derivative required the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. The original value of the derivative was $3.1 million based on Level 3 inputs using the scenario based method within the “with and without” method. Measurement was based on probability weighted scenarios including 75.0% probability of qualified financing by June 30, 2025, a 15.0% mandatory conversion discount, and a 15.8% discount rate.
During April 2025, the 2024 Convertible Notes converted into Starlab Space LLC equity and the associated embedded derivatives were extinguished with the debt (Note 11, “Debt”).
Foreign Currency Translation and Remeasurement
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates at the balance sheet date. Net sales and expenses are translated at monthly average exchange rates. The Company accumulates net translation adjustments in equity as a component of accumulated other comprehensive loss. For non-U.S. subsidiaries whose functional currency is the U.S. dollar, transactions that are denominated in foreign currencies are remeasured in U.S. dollars, and any resulting gains and losses are reported in other income, net on the Company’s consolidated statement of operations. For each the years ended December 31, 2025 and 2024, the Company recorded an immaterial foreign currency transaction gain and loss.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at the time of purchase. The Company does not have any restricted cash as of December 31, 2025 or 2024.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Accounts Receivable and Allowance for Expected Credit Loss
Accounts receivable consist of amounts due from customers and are recorded at the invoiced amount. The Company assesses the collectability of its outstanding receivables and estimates the need for an allowance by considering historical losses, the age of the receivable balance, credit quality of the Company’s customers, current economic conditions, and other factors that may affect the customers’ ability to pay. For each of the years ended December 31, 2025 and 2024, the Company recorded an immaterial amount of allowance for expected credit losses. During the years ended December 31, 2025 and 2024, an immaterial amount of receivables were written off.
Prepaid Expenses
Prepaid expenses consist of compensation to vendors in advance of products received or services rendered, which are expected to be received or rendered on a later date. Prepaid expenses also consist of compensation in the form of equity holdings for services to be rendered by vendors. As of the years ended December 31, 2025 and 2024, the Company had prepaid expenses of $26.0 million and $10.8 million, respectively. Prepaid expenses for the Company consist of timing differences between payments rendered and products and services received primarily for insurance, rent, software, and vendor related services. As of the year ended December 31, 2025 and 2024, the Company held $16.1 million and $8.5 million, respectively, in prepaid expenses for services still to be rendered by two vendors in exchange for compensation in the form of equity holdings.
Property and Equipment, Net
Property and equipment are recorded at original cost, less accumulated depreciation. Tangible assets acquired through a business combination are recorded at fair value at the time of acquisition. Costs of additions and improvements are capitalized; maintenance and repairs are charged to expense as incurred. Upon the sale or disposal of property and equipment, the related cost and accumulated depreciation or amortization are written-off and any gain or loss is reported in selling, general, and administrative expenses on the Company’s consolidated statements of operations.
Depreciation is based on the estimated useful lives of the assets using the straight-line method and is included in selling, general and administrative expenses or cost of sales based upon the type and use of the asset.
Expected useful lives for property and equipment are reviewed at least annually. Estimated useful lives are as follows:

Asset Class	Estimated useful life
Equipment in orbit	5 years - 10 years
Machinery and equipment	5 years - 30 years
Building	10 years - 30 years
Leasehold improvements	Lesser of lease term or useful life
IT related equipment	2 years - 5 years
Inventories
Inventories consist primarily of raw materials used to satisfy long-term contracts. Inventories are recorded at actual acquisition costs and adjusted to the lower of cost or estimated net realizable value. Inventories are charged to cost of sales as materials are placed into production on a long-term contract. The Company will assess the inventory carrying value and reduce it, if necessary, to its net realizable value based on forecasted usage. During the years ended December 31, 2025 and 2024, the Company recorded an immaterial reduction to the cost basis of inventory.
Leases
At the inception of a contract, the Company determines whether the contract is, or contains, a lease. A lease is a contract that provides the right to control and obtain substantially all of the economic benefit from an identified asset for a period of time in exchange for consideration. The accounting classification of each lease is based on whether the arrangement is effectively a financed purchase of the underlying asset (finance lease) or not (operating lease).

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Leases with a term of 12 months or less are considered short-term leases and are not recognized on the Company’s consolidated balance sheets. For leases other than short-term leases, the Company recognizes right-of-use assets and lease liabilities at the commencement date of the lease, measured based on the present value of minimum lease payments over the lease term. Right-of-use assets represent the Company’s right to use the underlying asset during the lease term and are adjusted for any prepaid or accrued lease payments and unamortized lease incentives or initial direct costs. Lease liabilities represent the Company’s obligation to make future lease payments. The lease term is the non-cancellable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company’s lease arrangements typically do not have a readily determinable implicit interest rate. In such situations, the Company uses its incremental borrowing rate (“IBR”) in determining the present value of minimum lease payments. The IBR is the estimated rate of interest that the Company would have to pay to borrow the aggregate lease payments on a collateralized basis over the lease term and requires judgment by the Company. Lease agreements with lease and non-lease components are accounted for as a single lease component.
The lease expense for operating leases is recognized on a straight-line basis over the lease term. The associated assets are recorded on the Company’s consolidated balance sheets in operating lease right-of-use assets. The associated liabilities are recorded in operating lease liabilities (current portion) and operating lease liabilities (non-current portion).
Business Combinations
Business combinations are accounted for using the acquisition method. The Company allocates the purchase price of acquired entities to the underlying tangible and identifiable intangible assets acquired, liabilities assumed, and any noncontrolling interests assumed based on their respective estimated fair values. The excess purchase price over the fair value of identifiable net assets and intangibles acquired is recorded as goodwill. Buyer acquisition-related expenses incurred in connection with business combinations, other than expenses associated with the issuance of debt or equity securities, are excluded from the purchase consideration in accordance with ASC 805, Business Combinations. These costs are expensed as incurred and recognized in selling, general, and administrative expense on the Company’s consolidated statements of operations.
For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date, with subsequent fair value adjustments recognized in selling, general, and administrative expense on the Company’s consolidated statements of operations.
Asset acquisitions are accounted for using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Assets acquired and liabilities assumed are recognized at cost, which is the consideration the acquirer transfers to the seller, including direct transaction costs, on the acquisition date. Goodwill is not recognized in an asset acquisition.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent minority interests in consolidated entities that may be redeemed by the Company for cash or equity interests in the Company at the option of the minority interest holder.
The redeemable noncontrolling interest is recorded initially at fair value at the time of acquisition through the purchase price allocation (Note 13 “Redeemable Noncontrolling Interests”) and is estimated using the income and market approaches. Subsequently, the value of the redeemable noncontrolling interests is adjusted each reporting period for any income or loss attributable to the noncontrolling interest. After the attribution of the subsidiary’s net income or loss, the Company will adjust by accreting the noncontrolling interests to its redemption value (the “Mezzanine Adjustment”), as applicable, assuming the redeemable noncontrolling interest was redeemable at the reporting date. The carrying amount of noncontrolling interests will equal the higher of the amount resulting from the attribution of net income or loss or the redemption value resulting from the Mezzanine Adjustment. Mezzanine Adjustments are recorded in additional paid-in capital on the Company’s consolidated balance sheets and are not reflected in the net losses attributable to Voyager. If the redemption value exceeds the fair value of the noncontrolling interest on a cumulative basis, a Mezzanine Adjustment is recorded in accumulated deficit on the Company’s consolidated balance sheets.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Intangible Assets, Net
Intangible assets consist of acquired trade names, customer contracts and developed technology. Intangible assets with finite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment.

Asset Class	Estimated useful life
Trade name	2 years - 20 years
Patents	5 years
Customer relationships	4 years - 11 years
Developed technology	5 years - 20 years
Impairment of Long-Lived Assets Including Intangible Assets
The Company evaluates the recoverability of its long-lived assets, including intangible assets, whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss, if any, equal to the excess of carrying amount over the estimated fair value of the asset or asset group. There was no impairment recorded for the years ended December 31, 2025, 2024 and 2023.
Goodwill
Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. The Company tests goodwill for impairment annually as of October 1 or when events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. The Company has seven reporting units that were determined based on similar economic characteristics, financial metrics and product and servicing offerings. In circumstances where a qualitative analysis indicates that the fair value of a reporting unit does not exceed its carrying value, a quantitative analysis is performed using an income approach. The Company performed the qualitative assessment at the reporting unit level as of October 1, 2025, and December 31, 2025 for newly acquired entities and found that there were no indicators that the fair value is more likely than not below the carrying value for its reporting units.
Investments
The Company has investments in entities in which the Company has neither control of nor significant influence over the investee. For such investments without readily available fair values, the Company has elected the measurement alternative to initially recognize them at cost with subsequent adjustments for any impairments and/or observable price changes with a same or similar security from the same issuer recognized within net earnings. These investments are included in other assets on the Company’s consolidated balance sheets. The Company’s investments in these equity securities are not classified in the fair value hierarchy due to the use of these measurement methods.
The Company periodically evaluates its investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, an impairment is recognized and a new basis in the investment is established. During the year ended December 31, 2024, the Company recorded an impairment loss of $3.6 million. There was no impairment recorded for the year ended December 31, 2025 and 2023.
Revenue Recognition
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company recognizes revenue upon satisfying the performance obligations identified in the contract, which is achieved as services are rendered, upon completion of a service, or through the transfer of control of the promised good or service to the customer either at a point-in-time or over time.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Each promised good or service within a contract is accounted for separately under the guidance of ASC 606, Revenue from Contracts with Customers, if they are distinct. Promised goods or services not meeting the criteria for being a distinct performance obligation are bundled into a single performance obligation with other goods or services that together meet the criteria for being distinct. The appropriate allocation of the transaction price and recognition of revenue is then applied for the bundled performance obligation.
Once the Company identifies the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company’s contracts generally do not contain penalties, credits, price concessions, or other types of potential variable consideration. Prices are fixed at contract inception and are not contingent on performance or any other criteria. On long-term contracts, the portion of the payments retained by the customer is not considered a significant financing component. At contract inception, the Company also expects that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component. Many of the Company’s long-term contracts have milestone payments, which align the payment schedule with the progress towards completion on the performance obligation. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.
Control is transferred over time for: (a) certain contracts under which the Company produces products with no alternative use, and for which it has an enforceable right to recover costs incurred plus a reasonable profit margin for work completed to date; and (b) certain other contracts under which the Company creates or enhances a customer-owned asset while performing design and development services. Under the cost-to-cost method, revenue is recognized for these contracts based on the Company’s efforts toward satisfying a performance obligation relative to the total expected efforts, which is measured using the proportion of costs incurred to date to the total cost estimate-at-completion (“EAC”) of the performance obligation. Revenue for the current period is recorded at an amount equal to (i) the ratio of costs incurred to date, (ii) divided by total estimated costs, multiplied by (iii) the transaction price, less (iv) cumulative revenue recognized in prior periods. Contract costs include all direct material and labor costs and any indirect costs related to contract performance.
These projections require the Company to make numerous assumptions and estimates when determining the total estimated costs of completion, including items such as development costs, performance of subcontractors, availability and cost of materials, labor productivity and cost, overhead and capital costs. The Company reviews its cost estimates on a periodic basis, or when circumstances change and warrant a modification to a previous estimate. Cost estimates are largely based on negotiated or estimated purchase contract terms, historical performance trends, and other economic projections.
For the year ended December 31, 2025, the Company recorded an aggregate unfavorable EAC adjustment across programs of $11.1 million, resulting in a $5.1 million reduction of revenue included within the results of operations for the year ended December 31, 2025. The reduction of revenue had a negative impact of $(0.40) per share within the 2025 diluted loss per share results.
For the year ended December 31, 2024, the Company recorded an aggregate unfavorable EAC adjustment across programs of $5.2 million resulting in a $2.2 million reduction of revenue included within the results of operations for the year ended December 31, 2024. The reduction of revenue had a negative impact of $(0.58) per share within the 2024 diluted loss per share results. The adjustments in both years presented were the result of an aggregation of individually immaterial EAC adjustments on contracts.
For the year ended December 31, 2023, the Company recorded an aggregate unfavorable EAC adjustment across programs of $3.9 million, which resulted in a $1.7 million reduction of revenue included within the results of operations for the year ended December 31, 2023, which was the result of an aggregation of individually immaterial EAC adjustments on contracts. The reduction of revenue had a negative impact of $(0.47) per share within the 2023 diluted loss per share results.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
For the years ended December 31, 2025, 2024 and 2023, there were no material favorable EAC adjustments, neither individually nor in the aggregate.
When estimates of total costs to be incurred on a contract exceed total estimates of the transaction price, a provision for the entire loss is determined at the contract level and is recorded in the period in which the loss is evident, which the Company refers to as a loss provision. For the years ended December 31, 2025, 2024 and 2023, there were no material loss provisions recorded, neither individually nor in the aggregate.
For certain contracts, the Company recognizes revenue in the amount for which the Company has a right to invoice the customer if that amount corresponds directly with the value of its performance completed to date. These contracts are primarily related to agreements with customers on a cost plus or time and materials basis.
For performance obligations in which control does not continuously transfer to the customer, the Company recognizes revenue at the point in time in which each performance obligation is fully satisfied. This coincides with the point in time the customer obtains control of the product or service, which typically occurs upon customer acceptance or receipt of the product or service, given that the Company maintains control of the product or service until that point.
For certain other contracts revenue is recognized over time based on the satisfaction of performance obligations consisting of a series of distinct goods and services, which is evidenced by the shipment or delivery of the product to the customer.
Net sales in the Company’s statements of operations consists entirely of revenue from contracts with customers, net of sales discounts.
Contract Balances
Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of contract assets and liabilities.
Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Receivables represent rights to consideration that are unconditional. Such rights are considered unconditional if only the passage of time is required before payment of that consideration is due. Contract assets reflect revenue recognized and performance obligations satisfied or partially satisfied in advance of customer billing.
Contract liabilities primarily consist of advance payments from customers and deferred revenue. Changes in contract liabilities are primarily due to the timing difference between the Company’s performance of services and payments from customers. To determine revenue recognized from contract liabilities during the reporting periods, the Company allocates revenue to individual contract liability balances and applies revenue recognized during the reporting periods first to the beginning balances of contract liabilities until the revenue exceeds the balances.
Debt Issuance Costs and Debt Discounts
Debt discounts and premiums are included as an addition or offset to the carrying value of the related debt and amortized to finance and interest expense, net over the remaining term of the underlying debt.
Debt issuance costs are recognized as a deduction from the carrying amount of the related debt liability, except for debt issuance costs related to line of credit arrangements which are presented as an asset regardless of any outstanding borrowings on the line of credit arrangement. All debt issuance costs are amortized to finance and interest expense, net over the remaining term of the underlying debt using the straight-line method.
Stock-Based Compensation
The Company’s board of directors authorizes and issues stock-based awards consisting of restricted stock awards, stock options, and restricted stock units to employees and non-employees. Stock-based awards granted to non-employees are accounted for in the same manner as awards granted to employees.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Restricted stock awards and restricted stock units are measured at the grant-date fair value of the award and amortized to stock-based compensation expense on a straight-line basis over the requisite service period.
Stock option grants are valued using the Black-Scholes option pricing model. The Company is a newly public company and lacks company-specific historical and implied volatility information; therefore, it estimates its expected stock volatility based on the historical volatility of a set of publicly traded peer companies. Due to the lack of historical exercise data, the expected term of the Company’s stock options for employees has been determined utilizing a weighted-average period the Company expects the stock options to remain outstanding, based on the terms of the options granted. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve. The expected dividend yield is zero as the Company has never paid cash dividends on its Class A Common Stock and does not expect to pay any cash dividends in the foreseeable future.
Generally, stock-based awards vest either 25% one year after the grant date and the remaining shares thereafter in 36 equal monthly installments, or one-third on each anniversary of the grant date for three years, subject to continuous service with the Company.
The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. These inputs are subjective and may require significant analysis and judgment to develop. The Company accounts for forfeitures as they occur. Stock-based compensation costs are presented in selling, general, and administrative expense on the Company’s consolidated statements of operations.
Treasury Stock
Treasury stock consists of the Company’s Class A common stock that has been issued but subsequently reacquired. The Company accounts for treasury stock purchases under the cost method, as a reduction to stockholders’ equity based on the amount paid to repurchase the shares. When these shares are reissued, the Company uses an average-cost method to determine cost. Proceeds in excess of or below cost are recognized as a gain or loss through additional paid-in capital.
Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, and facility costs. For the years ended December 31, 2025, 2024 and 2023, gross research and development costs were $19.0 million, $13.0 million and $18.5 million, respectively.
Government Grants
The Company recognizes government assistance when there is reasonable assurance that the Company will comply with the conditions of the assistance and that the assistance will be received.
The National Aeronautics and Space Administration (“NASA”) established the Commercial Low Earth Orbit (“LEO”) Development program, or the Space Act Agreement (“SAA”) to help facilitate two objectives:
(1)Develop a robust commercial space economy in LEO, including supporting the development of commercially owned and operated LEO destinations from which various customers, including private entities, public institutions, NASA and foreign governments, can purchase services.
(2)Stimulate the growth of commercial activities in LEO.
On December 1, 2021, Nanoracks, LLC, a subsidiary of Voyager Technologies, Inc., entered an agreement under the SAA with NASA (“Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. Once a milestone is earned, the Company is under no further obligation to continue work on Starlab. Milestone payments are expected to be earned through April 2026.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the assistance is related to costs incurred, the assistance is deducted from the related expense. For the years ended December 31, 2025, 2024 and 2023, $6.2 million, $5.4 million and $37.0 million, respectively, were offset against research and development costs. For the year ended December 31, 2025, 2024 and 2023, $54.0 million, $54.9 million and $26.9 million, respectively, of assistance were offset against construction in progress.
Marketing Costs
Marketing costs are expensed as incurred. During the years ended December 31, 2025, 2024 and 2023, the Company recognized marketing costs of approximately $3.2 million, $1.0 million and $0.7 million, respectively, which are included in selling, general, and administrative expense on the Company’s consolidated statements of operations.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amount and the tax basis of assets and liabilities, along with net operating loss carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company recognizes any interest and penalties accrued related to unrecognized tax benefits as income tax expense.
3.    RECENT ACCOUNTING PRONOUNCEMENTS
Income Taxes – Disclosure Improvements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU)” No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, the ASU requires companies to disclose additional information about income taxes paid. The Company adopted the provisions effective for the year ended December 31, 2025, on a retrospective basis. The adoption of this standard resulted in expanded disclosures within Note 18, “Income Taxes”, herein, but did not have an impact on the Company’s consolidated financial position, results of operations and/or cash flows.
Reporting Comprehensive Income - Expense Disaggregation Disclosures
In November 2024, the FASB issued ASU No. 2024-03 Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. The ASU requires a tabular disclosure of the amounts of specified natural expense categories included in each relevant expense caption. Additionally, the amendments require the disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The ASU will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact on its disclosures of adopting this new pronouncement.
Government Grants
In December 2025, the FASB issued ASU No. 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU adds guidance to ASC 832 on the recognition,

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
measurement and presentation of government grants. It provides new authoritative rules for for-profit business accounting for government grants, defining how to recognize, measure, present and disclose them. The ASU will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact on its disclosures of adopting this new pronouncement.
4.    ACQUISITIONS
ExoTerra Resource
On October 24, 2025, the Company acquired 100% of the equity securities of ExoTerra Resource, LLC (“ExoTerra”) for $93.4 million in consideration, which was comprised of $69.4 million in cash, $10.8 million in equity, $7.4 million in contingent consideration and $5.8 million in post-closing net working capital adjustments. ExoTerra aims to reduce the cost of space exploration by developing affordable technologies that minimize spacecraft mass, including high efficiency propulsion, miniaturization, In Situ resource utilization and reusable infrastructure. ExoTerra develops systems and technologies that solve the needs of micro-satellite constellations in the space industry. As of the acquisition date, ExoTerra was consolidated into the Company’s Defense and National Security reporting segment.
Estes Energetics
On November 19, 2025, the Company acquired 100% of the equity securities of Estes Energetics (“Estes”) for $64.1 million in consideration, which was comprised of $54.6 million in cash and $9.5 million in equity. Estes designs and manufactures energetics and propulsion materials critical to U.S. defense and space systems. Estes is vertically integrated in the production of energetics, propulsion materials, and critical chemical compounds supporting missile defense, tactical munitions and space propulsion. As of the acquisition date, Estes was consolidated into the Company’s Defense and National Security reporting segment.
During the year ended December 31, 2025, the Company expensed as incurred acquisition-related costs of approximately $3.5 million related to ExoTerra and Estes. These costs were not included in the total purchase consideration paid by the Company and are included in selling, general, and administrative within its consolidated statements of operations.
The following table presents the net sales and net loss from ExoTerra and Estes included in the Company’s consolidated statements of operations during the year ended December 31, 2025:

	ExoTerra	Estes
Net sales	$9,208	$673
Net loss	$(1,058)	$(649)
The following unaudited pro forma summary presents consolidated information as if the business combinations had occurred on January 1, 2024:

Year Ended December 31, 2025	Voyager	ExoTerra	Estes	PF Adj (1)	Pro Forma Consolidated
Net sales	$166,419	$39,024	$2,090	$—	$207,533
Net loss	$(104,814)	$(6,210)	$(4,153)	$(6,161)	$(121,338)

Year Ended December 31, 2024	Voyager	ExoTerra	Estes	PF Adj (1)	Pro Forma Consolidated
Net sales	$144,180	$30,411	$4,333	$—	$178,924
Net loss	$(62,072)	$(2,161)	$(1,898)	$(7,408)	$(73,539)
_________________
(1)Pro-forma adjustments consist of additional amortization of acquired intangible assets.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The purchase price allocations for the Company’s acquisitions during 2025 are preliminary and subject to adjustment as the estimates, assumptions, valuations, and other analyses have not yet been finalized. The following table presents the provisional fair values of the assets acquired and liabilities assumed by the Company through the acquisitions of ExoTerra and Estes as of their respective acquisition dates:

	ExoTerra	Estes
ASSETS
Cash and cash equivalents	$1,612	$3,216
Accounts receivable	2,191	2,252
Contract assets	9,504	859
Inventories	970	1,455
Prepaid expenses and other current assets	2,622	122
Property and equipment	6,240	12,716
Operating lease right-of-use assets	6,366	3,286
Intangible asset - Trade name	2,200	2,100
Intangible asset - Customer relationships	3,400	15,000
Intangible asset - Developed technology	19,100	15,700
Goodwill(1)	57,290	28,276
Other assets	223	—
TOTAL ASSETS	$111,718	$84,982

LIABILITIES
Accounts payable	$1,393	$259
Contract liabilities	7,657	5,558
Operating lease liabilities	631	602
Accrued expenses and other current liabilities	2,903	3,707
Operating lease liabilities, non-current	5,735	2,684
Deferred tax liabilities	—	7,432
Other long-term liabilities	—	590
TOTAL LIABILITIES	$18,319	$20,832

Net assets acquired	$93,399	$64,150

__________________
(1)The acquired goodwill represents synergies with the Company’s Defense and National Security segment. All of the goodwill acquired is tax deductible for ExoTerra, as the tax basis of goodwill exceeds the acquired goodwill. None of the goodwill acquired is tax deductible for Estes.
The following table presents the class and estimated useful life of the intangible assets acquired during the year ended December 31, 2025 via the ExoTerra and Estes acquisitions:

Asset Class	ExoTerra	Estes
Trade name	2 years	20 years
Customer relationships	5 years	4 to 10 years
Developed technology	6 years	20 years

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
ElectroMagnetic Systems, Inc.
On August 6, 2025, the Company acquired 100% of the equity securities of ElectroMagnetic Systems, Inc. (“EMSI”) for $32.7 million in consideration, which was comprised of $27.0 million in cash and $5.7 million in Class A common stock. EMSI is a radar AI software company serving high-priority U.S. defense and intelligence missions. EMSI specializes in synthetic aperture radar (“SAR”) exploitation using proprietary AI/ML models and synthetic training data pipelines. As of the acquisition date, EMSI was consolidated into the Company’s Defense and National Security reporting segment. Based on preliminary analysis, the total fair value for the purchase was attributed to tangible assets of $3.9 million, intangible assets of $9.6 million, inclusive of $5.4 million for developed technology and $3.8 million for customer relationships/backlog, and goodwill of $21.6 million, offset by liabilities assumed of $2.4 million. The intangible assets are expected to be amortized over two to ten years. The acquired goodwill represents synergies with the Company’s Defense and National Security segment, and none of the goodwill acquired is tax deductible. This acquisition was not considered material, individually or in the aggregate to the Company’s consolidated financial statements or segment results. As a result, no pro forma information has been provided.
Optical Physics Company
On May 2, 2025, the Company acquired 100% of the equity securities of Optical Physics Company (“OPC”) for $9.5 million in consideration, which was comprised of $6.7 million in cash, $1.0 million in Common stock and $1.8 million in contingent consideration. OPC provides competencies in building high precision optics; opto-mechanical assemblies and associated electronics, computer interfacing, signal acquisition and signal processing. As of the acquisition date, OPC was consolidated into the Company’s Defense and National Security reporting segment. The total fair value for the purchase was attributed to tangible assets of $2.1 million, intangible assets of $5.5 million and goodwill of $4.0 million, offset by liabilities assumed of $2.1 million. All intangible assets are expected to be amortized over five years. This acquisition was not considered material, individually or in the aggregate to the Company’s consolidated financial statements or segment results. As a result, no pro forma information has been provided. None of the goodwill acquired is tax deductible.
ZIN Technologies, Inc.
On March 10, 2023, the Company acquired 100% of the equity securities of ZIN Technologies, Inc. (“ZIN”) for approximately $1.5 million in cash, $3.5 million in equity, $6.9 million in liabilities assumed and $9.1 million in contingent consideration. ZIN provides systems and highly engineered solutions to multiple launch vehicles, low-Earth orbit infrastructure projects, and spacecraft, develops microgravity research equipment, and brings expertise in the integration of complex space-related hardware and the development of rendezvous, docking, and related capabilities. These solutions have direct applications to Starlab and complement Voyager’s portfolio of space infrastructure and technology capabilities. For the year ended December 31, 2023, ZIN incorporated $53.5 million of net sales and $0.1 million of net loss in the consolidated statement of operations. The Company’s net sales for the year ended December 31, 2023 would have been $146.1 million and consolidated net loss of $24.2 million had the acquisition occurred on January 1, 2023.
5.    ACCOUNTS RECEIVABLE, NET

	December 31,
	2025	2024
Accounts receivable, billed	$29,917	$16,015
Allowance for expected credit losses	(98)	(655)
Accounts receivable, net	$29,819	$15,360

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
6.    PROPERTY AND EQUIPMENT, NET

	December 31,
	2025	2024
Equipment in orbit	$19,533	$19,533
Machinery and equipment	13,183	4,860
Leasehold improvements	3,187	2,276
Construction in progress	143,869	37,251
Building	906	—
IT related equipment	3,832	2,441
Property and equipment, gross	184,510	66,361
Less: Accumulated depreciation	(20,224)	(16,922)
Property and equipment, net	$164,286	$49,439
Depreciation expense on property and equipment was $4.9 million, $4.0 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
7.    GOODWILL AND INTANGIBLE ASSETS, NET
The following table presents changes in the carrying amount of goodwill:

	Defense and National Security	Space Solutions	Starlab Space Stations	Total
Goodwill	$94,728	$48,348	$4,747	$147,823
Accumulated impairment loss	(72,859)	(28,449)	—	(101,308)
Balance as of December 31, 2024	$21,869	$19,899	$4,747	$46,515
OPC Acquisition	3,995	—	—	3,995
EMSI Acquisition	21,598	—	—	21,598
ExoTerra Acquisition	57,290	—	—	57,290
Estes Acquisition	28,276	—	—	28,276
Balance as of December 31, 2025	$133,028	$19,899	$4,747	$157,674

Gross goodwill	$205,887	$48,348	$4,747	$258,982
Accumulated impairment	(72,859)	(28,449)	—	(101,308)
Net goodwill	$133,028	$19,899	$4,747	$157,674
Intangible assets, net consists of the following:

	Weighted-Average Remaining Life	December 31, 2025			December 31, 2024
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	9 years	$10,372	$(3,341)	$7,031	$6,288	$(3,120)	$3,168
Customer relationships	7 years	57,820	(16,713)	41,107	35,176	(14,385)	20,791
Developed technology	11 years	58,742	(8,143)	50,599	16,750	(6,025)	10,725
Patents	6 years	263	(18)	245	$—	—	—
Total intangible assets, net	9 years	$127,197	$(28,215)	$98,982	$58,214	$(23,530)	$34,684

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
For the years ended December 31, 2025, 2024 and 2023, amortization expense on intangible assets was approximately $8.5 million, $9.6 million and $6.5 million, respectively. Amortization expense is presented within amortization of acquired intangibles in the Company’s consolidated statement of operations.
The following table presents the future estimated amortization of intangible assets:

Year	Estimated Future Amortization Expense
2026	$15,972
2027	15,639
2028	13,283
2029	12,929
2030	11,673
Thereafter	29,486
Total	$98,982
8.    INVESTMENTS
Investment in Max Space
In December 2025, the Company paid $10.0 million in cash for a 9.8% diluted investment in Max Space, Inc. (“Max Space”). The investment was made to collaborate on the development of human rated expandable modules to support lunar surface development. The Company accounts for its investment in Max Space under the cost method as the Company does not have the ability to exercise significant influence over Max Space.
No impairments have been identified and no further investments have been made as of December 31, 2025 and as such, the Company’s investment in Max Space remains at $10.0 million with 9.8% ownership as of that date. The asset is included in other assets in the Company’s consolidated balance sheets.
Investment in Plan Z
In December 2025, the Company paid $3.0 million in cash for a 5.0% diluted investment in Plan Z Capital, Inc. (“Plan Z”). The Company accounts for its investment in Plan Z under the cost method as the Company does not have the ability to exercise significant influence over Plan Z.
No impairments have been identified and no further investments have been made as of December 31, 2025 and as such, the Company’s investment in Plan Z remains at $3.0 million with 5.0% ownership as of that date. The asset is included in other assets in the Company’s consolidated balance sheets.
Investment in LatentAI
In July 2025, the Company paid $2.5 million in cash for a 3.3% diluted investment in LatentAI. The investment was made to seek potential technology alignments for future product portfolios and offerings. The Company accounts for its investment in LatentAI under the cost method as the Company does not have the ability to exercise significant influence over LatentAI.
No impairments have been identified and no further investments have been made as of December 31, 2025 and as such, the Company’s investment in LatentAI remains at $2.5 million with 3.3% ownership as of that date. The asset is included in other assets in the Company’s consolidated balance sheets.
9.    LEASES
The Company’s operating leases primarily consist of building and property lease rentals with remaining terms of 1 year to 38 years, subject to certain renewal options for a further 1 year to 5 years. Renewal options, which the

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Company is reasonably certain to exercise, are included in the lease term. The Company has immaterial finance leases for each the years ended December 31, 2025, 2024 and 2023.
For the year ended December 31, 2025, the Company’s total lease cost was $4.7 million, consisting of operating lease expense of $4.5 million and short-term lease expense of $0.2 million. For the year ended December 31, 2024, the Company’s total lease cost was $4.1 million, consisting of operating lease expense of $3.6 million and short-term lease expense of $0.5 million. For the year ended December 31, 2023, the Company’s total lease cost was $3.6 million, consisting of operating lease expense of $3.4 million and short-term lease expense of $0.2 million. The lease cost is presented within selling, general, and administrative and cost of sales in the Company’s consolidated statements of operations.
The following table presents the future maturities of the operating lease liabilities as of December 31, 2025:

Year	Future Maturities of Operating Lease Liabilities
2026	$6,320
2027	5,401
2028	3,285
2029	2,000
2030	1,469
Thereafter	9,705
Total future minimum lease payments	28,180
Less: interest	(9,013)
Present value of future minimum lease payments	$19,167
The weighted-average remaining lease term related to operating leases was 7.0 years, 3.5 years and 3.8 years as of December 31, 2025, 2024 and 2023, respectively. The weighted-average discount rate related to operating leases was 7.7%, 9.0% and 7.0% as of December 31, 2025, 2024 and 2023, respectively.
10.    ACCRUED EXPENSES

	December 31,
	2025	2024
Accrued compensation	$18,708	$11,539
Accrued expenses	22,222	10,641
Accrued taxes	1,285	914
Accrued earnout	413	413
Other current liabilities(1)	32,844	16,087
Total accrued expenses	$75,472	$39,594
__________________
(1)Other current liabilities represent other provisional amounts the business has estimated it will be responsible for settling in the future primarily related to provisional amounts associated with business acquisition structures.
11.    DEBT
2030 Convertible Notes
On November 12, 2025, the Company issued new debt in the form of Convertible Senior Notes (the “2030 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued an aggregate principal amount of $435.0 million with an option to the initial purchasers of the 2030 Convertible Notes to purchase up to an additional $65.0 million aggregate principal to cover overallotments. On November 24, 2025, the initial purchasers of the 2030 Convertible Notes exercised the option to purchase an additional $25.0 million principal of 2030 Convertible Notes. The 2030

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Convertible Notes are general unsecured obligations of the Company and will mature on November 15, 2030, unless earlier converted, redeemed, or repurchased. The 2030 Convertible Notes will accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. The total net proceeds from the offering, after deducting debt issuance costs, was $447.3 million. The 2030 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of November 12, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.
Each $1,000 of principal of the 2030 Convertible Notes will initially be convertible into 32.2799 shares of Class A common stock under circumstances specified in the Indenture, equal to an initial conversion price of approximately $30.98 per share, to be settled in Class A common stock, cash, or a combination thereof at the Company’s election. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. Initially, the maximum number of shares of Class A common stock that are potentially issuable upon conversion of the 2030 Convertible Notes is 19,303,394, based on an initial maximum conversion rate of 41.9639 if all of the 2030 Convertible Notes are settled in shares of Class A common stock. These shares have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
The 2030 Convertible Notes will be convertible to either cash, shares of Class A common stock, or a combination at the Company’s election under the following circumstances:
(1)during any calendar quarter commencing after the calendar quarter ending on March 31, 2026 (and only during such calendar quarter), if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2)during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate on that trading day;
(3)upon the occurrence of certain corporate events or distributions on the Class A common stock;
(4)if the Company calls notes for redemption; and
(5)after August 15, 2030 until the close of business on the second scheduled trading day immediately before the maturity date.
The notes are redeemable in whole or in part after November 20, 2028 and on or before the 50th scheduled trading day immediately before the maturity date, at the option of the Company, but only if (i) the 2030 Convertible Notes are “Freely Tradable” (as defined in the Indenture) as of the date the Company sends the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before the date the Company sends such notice; and (ii) the last reported sales price per share of the Class A common stock is greater than 130% of the conversion price. If the 2030 Convertible Notes are not repurchased, redeemed, or converted prior to maturity, they will be settled at a cash price equal to principal plus any unpaid interest.
If a fundamental change as defined in the Indenture, occurs prior to the maturity date, holders of the 2030 Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to the principal plus accrued and unpaid interest.
As of December 31, 2025, the principal outstanding is $460.0 million. During the year ended December 31, 2025, the conditions allowing holders of the 2030 Convertible Notes to convert have not been met. The Company accounted for the issuance of the 2030 Convertible Notes as a single long-term liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
Debt discount and issuance costs related to the 2030 Convertible Notes totaled $12.7 million for the year ended December 31, 2025 and are amortized to finance and interest expense, net, included within other income (expense), net on the Company’s consolidated statements of operations over the contractual term of the notes. The 2030 Convertible Notes mature on November 15, 2030. For the year ended December 31, 2025, there was $0.3 million in

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
amortization of debt discount and issuance costs and interest was $0.5 million. The effective interest rate for the 2030 Convertible Notes is 1.3%.
The net carrying amount of the 2030 Convertible Notes was as follows:

December 31,
2025
Principal	$460,000
Unamortized debt issuance costs	(12,366)
Net carrying amount	$447,634
As of December 31, 2025, the total estimated fair value of the 2030 Convertible Notes approximates its carrying value. The fair value was determined based on level 2 inputs of quoted market prices.
Capped Call Transactions
In connection with the pricing of the 2030 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the initial purchasers in the offering of the 2030 Convertible Notes or their affiliates and certain other financial institutions. Pursuant to the Capped Call Transactions, the Company used approximately $66.7 million of the net proceeds from the offering of the 2030 Convertible Notes to fund the Capped Call Transactions. The Capped Call Transactions cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2030 Convertible Notes.
The Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon any conversion of the 2030 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of 2030 Convertible Notes upon conversion of the 2030 Convertible Notes in the event that the market price per share of the Class A common stock is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions was $59.58 per share, which represented a premium of approximately 150.0% over the last reported sale price of the Class A common stock on November 6, 2025, and is subject to certain adjustments under the terms of the Capped Call Transactions.
The Capped Call Transactions meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in-capital within stockholders’ equity.
Prepaid Forward
In connection with the offering of the 2030 Convertible Notes, the Company entered into a prepaid forward stock purchase transaction (the “Prepaid Forward”) with one of the initial purchasers or its affiliates of the 2030 Convertible Notes ( the “Forward Counterparty”). Pursuant to the Prepaid Forward, the Company has paid an aggregate of approximately $131.1 million and expects to receive an aggregate of 5,503,464 shares of Class A common stock. The initial aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward is 5,503,464 shares. If the Company pays a cash dividend on its Class A common stock, then the Forward Counterparty is required to pay an equivalent amount to the Company. The maturity date for the Prepaid Forward is scheduled to be November 15, 2030, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at maturity or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The Prepaid Forward Transaction has been accounted for as a reduction to additional paid-in capital, and will be considered treasury stock upon physical settlement. The shares purchased under the Prepaid Forward are treated as a reduction in additional paid-in capital and are outstanding for purposes of the calculation of basic and diluted earnings per share until the Forward Counterparty physically delivers the shares underlying the Prepaid Forward to the Company. The shares will remain outstanding for legal purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
mitigates this risk by limiting its counterparty to a major financial institution. As of December 31, 2025, no shares were delivered to the Company in connection with the Prepaid Forward.
Starlab Credit Facility
On December 18, 2025, the Company’s Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of $20.0 million. The proceeds will be used to provide working capital for operations, pay for expenses related to growth, as well as other general corporate purposes. The percentage of credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of NASA contract. Borrowings under the Starlab Credit Facility bear interest based on SOFR rate plus basis points depending on total liquidity. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. The Starlab Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount. As of December 31, 2025, the Company had no drawn amounts on the Starlab Credit Facility.
Credit Facility
On May 30, 2025, the Company entered into a new senior secured revolving credit facility (the “Credit Facility”) with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200.0 million. The Credit Facility is being used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the closing date and includes an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150.0 million, for a total potential facility size of $350.0 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on the Company’s consolidated liquidity levels, as defined in the agreement. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on occurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount as of the last day of each fiscal quarter and minimum consolidated revenue amounts over a trailing four quarter period. The Company was in compliance with all financial covenants as of December 31, 2025. The obligations under the Credit Facility are secured by substantially all of the Company’s and its domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions.
During the year ended December 31, 2025, the Company used the Credit Facility to draw down $64.5 million and repay its outstanding Term Loan commitment. The withdrawn funds were repaid the same day to the Credit Facility. As of December 31, 2025, the Company had no drawn amounts on the Credit Facility.
Debt Extinguishment
On June 30, 2025, the Company used its Credit Facility to extinguish the Term Loan, as defined below, and repaid the principal balance, accrued interest, and an early termination premium for $64.4 million, which resulted in a loss on debt extinguishment of $5.7 million. The draw from the credit facility was subsequently repaid the same day, leaving no outstanding amounts drawn under the Credit Facility on December 31, 2025.
Term Loan
On June 28, 2024, Voyager and its domestic subsidiaries, excluding Starlab, entered into a $58.0 million Loan and Security Agreement (“Credit Agreement”) with the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent, which provided for a $58.0 million term loan (the “Term Loan”). The Company incurred approximately $1.7 million in debt issuance costs and recorded a debt discount of approximately

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
$8.5 million. The Company used the proceeds from the Term Loan to retire the 2023 Term Note resulting in a loss on debt extinguishment of $10.7 million.
The Term Loan was set to mature on July 1, 2028. The Term Loan bore interest at a variable annual rate equal to the sum of (a) the greater of (i) the Wall Street Journal Prime Rate or (ii) 8.50%, and (b) 1.25% per annum. The Term Loan bore additional interest, which is equal to 2.50% of the total outstanding principal, computed daily based on the actual number of days elapsed and added to the outstanding principal balance. The Term Loan also included an end of term fee of 5.50% of the $58.0 million initial principle, or $3.2 million. In connection with the Term Loan, the Company was required to maintain a compensating cash balance of $12.5 million.
The Company’s long-term debt associated with the Term Loan consisted of the following (in thousands):

	December 31,
	2025	2024
Principal	$—	$65,972
Less: debt issuance cost & discounts, net of amortization	—	(8,981)
Net carrying amount	—	56,991
Less: current portion	—	—
Total long-term debt, net	$—	$56,991
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

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
As of December 31, 2025, due to the conversion, there was no remaining balance outstanding under the 2024 Convertible Notes. The conversion liquidated the embedded and convertible note balance into equity with a resulting loss on conversion of $2.1 million.
SMI Promissory Note
In May and June 2023, Voyager acquired additional shares of Space Micro Inc (“SMI”) from certain minority stockholders in exchange for Promissory Notes in aggregate amount of approximately $28.4 million. In October 2024, the Promissory Notes were modified for certain shareholders to be payable in the Company’s equity securities at the earlier of October 2, 2025 or the completion of its initial public offering, and for other shareholders at the earlier of October 2, 2026 or the completion of its initial public offering. In alignment with the terms of the SMI Promissory Notes, these notes were converted into Class A common stock upon the Company’s successful initial public offering during June 2025. As a result of the conversion, the SMI Promissory Notes have been retired in full. The Company had no outstanding balance as of December 31, 2025 and an outstanding balance of approximately $24.6 million as of December 31, 2024.
12.    REDEEMABLE PREFERRED STOCK
Class A-1 Redeemable Preferred Stock
The Company’s Certificate of Incorporation was amended to create and designate 7.5 million authorized shares of Class A-1 redeemable preferred stock (the “Class A-1 Preferred Stock”) with a par value of $0.0001 per share that were issued in February 2021.
The Class A-1 Preferred Stock (i) rank, with respect to the payment of dividends and distributions upon liquidation, dissolution or winding-up, senior to Company common stock, on parity with the Class B convertible preferred stock (“Class B Preferred Stock”), and junior to Class A preferred stock (“Class A Preferred Stock”) and Class C convertible preferred stock (“Class C Preferred Stock”); the liquidation preference is $6.67 per share, subject to an additional amount for any accrued and unpaid dividends (ii) accrue dividends at an initial rate of 8% per annum, increasing annually by 2%, up to maximum rate of 16% per annum, payable when, as and if declared by the Board, and shall be cumulative; (iii) may be redeemed, at the option of the holder, for cash on or after the fifth anniversary of the issuance of the shares at a redemption price equal to the then applicable accrued value per share; (iv) may be converted by the holder at any time into Company common stock or by the Company upon a qualifying public offering by the Company or prior to a fundamental change, as defined; and (v) have voting rights with respect to certain Company matters, as defined.
The initial carrying amount of the Class A-1 Preferred Stock was recorded at its fair value at the date of issuance, net of issuance costs. The carrying amount is periodically increased by amounts representing dividends not currently declared or paid but which ultimate payment is not solely within the control of the Company. Therefore, the Class A-1 Preferred Stock is held at carrying value. During the year ended December 31, 2025, the Class A-1 Preferred Stock accrued dividends of approximately $7.3 million, equal to $1.05 per share prior to the conversion and redemption of Class A-1 Preferred Stock shares upon the Company’s IPO. During the year ended December 31, 2024, the Class A-1 Preferred Stock accrued dividends of approximately $13.3 million, equal to $1.92 per share.
The table below is a summary of the shares of Class A-1 Preferred Stock at December 31, 2025 (in thousands, except for shares and per share):

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

(dollars in thousands)	Shares Issued	Carrying Value	Average Issue Price	Liquidation preference
Balance at December 31, 2022	6,967,720	$70,076	$8.83	$82,161
Dividends accrued on Class A-1 redeemable preferred stock	—	10,072	—	10,072
Balance at December 31, 2023	6,967,720	$80,148	$8.83	$92,233
Dividends accrued on Class A-1 redeemable preferred stock	—	13,348	—	13,348
Balance at December 31, 2024	6,967,720	$93,496	$8.83	$105,581
Dividends accrued on Class A-1 redeemable preferred stock	—	7,331	—	7,331
Redemptions of Class A-1 redeemable preferred stock and conversions to Class A common stock upon initial public offering	(6,967,720)	(100,827)	(8.83)	(112,912)
Balance at December 31, 2025	—	$—	$—	$—
13.    REDEEMABLE NONCONTROLLING INTERESTS
The Company acquired controlling interest in certain entities whose minority interest holders have the right, at certain times, to require the Company to acquire their ownership interest. As a result of these redemption features, the Company recorded the respective redeemable noncontrolling interests within temporary, or mezzanine, equity on the Company’s consolidated balance sheets. The following presents the rights of the redemption minority interest of the respective acquired entities.
Altius Space Machines, Inc.
During the year ended December 31, 2024, the Company redeemed the remaining interest in Altius with insignificant cash impact and increased its ownership interest to 100%.
XO Markets Holdings, Inc.
During the year ended December 31, 2025, the Company purchased the remaining interest in XO for $3.6 million in cash and $1.4 million in Voyager equity in a swap of XO common shares for Voyager Common stock, to increase the ownership to 100%.
Valley Tech Systems, Inc.
During the year ended December 31, 2024, the Company purchased additional interest in VTS’s ownership for $9.5 million. As a result of the transactions that occurred in 2024, the Company’s ownership interest in VTS increased from 69.7% to 84.0%.
During the year ended December 31, 2025, the Company purchased the remaining interest in VTS for $7.0 million in cash and $3.3 million in Voyager equity in a swap of VTS common shares for Voyager Common stock, to increase the ownership to 100%.
Space Micro Inc.
During the year ended December 31, 2024, the Company acquired the remaining interest in SMI for an immaterial amount of cash and Voyager Common stock.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table presents the changes in redeemable noncontrolling interest:

	Altius	XO	VTS	SMI	Total
Balance at December 31, 2023	$(885)	$22,014	$20,046	$1,582	$42,757
Net income (loss) attributable to redeemable noncontrolling interests	2	(37)	335	(34)	266
Redemptions of redeemable noncontrolling interests	883	(435)	(9,492)	(1,548)	(10,592)
Balance at December 31, 2024	$—	$21,542	$10,889	$—	$32,431
Net income (loss) attributable to redeemable noncontrolling interests	—	(302)	87	—	(215)
Redemptions of redeemable noncontrolling interests	—	(21,240)	(10,976)	—	(32,216)
Balance at December 31, 2025	$—	$—	$—	$—	$—
14.    STOCKHOLDERS’ EQUITY
As of December 31, 2025, the total number of shares of all classes of stock for which the Company shall have authority to issue is 400,000,000 shares of Class A common stock, par value of $0.0001 per share and 50,000,000 shares of Class B common stock, par value of $0.0001 per share.
Class A common stock and Class B common stock
The rights of the holders of the Company’s Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights. Each share of the Company’s Class A common stock is entitled to one vote per share. Each share of the Company’s Class B common stock is entitled to 15 votes per share. Holders of shares of the Company’s Class A common stock and Class B common stock will generally vote together as a single class, unless otherwise required by law or the Company’s Amended and Restated Certificate of Incorporation. Each share of the Company’s Class B common stock is convertible into one share of Class A common stock at any time at the election of the holder and will convert automatically upon any transfer, except for permitted transfers.
Common Stock
During the year ended December 31, 2025, the Company issued 2.0 million shares of its common stock related to capital raises, acquisition consideration, non-cash services acquired and warrants issued. The Company converted 15.3 million shares during the year ended December 31, 2025. During the year ended December 31, 2024, the Company issued 0.9 million shares of its common stock related to the SMI Promissory Note settlement, non-cash services acquired and redemption of noncontrolling interest in SMI.
Class A Preferred Stock
During the year ended December 31, 2025, the Company converted the sole share of Class A Preferred Stock outstanding to Class B common stock upon the Company’s IPO. No shares authorized, issued and outstanding as of December 31, 2025.
Class B Convertible Preferred Stock
During the year ended December 31, 2024, the Company had 3.3 million shares issued and outstanding. During the year ended December 31, 2025, the Company converted all 3.3 million shares of Class B Convertible Preferred stock to Class A common stock upon the Company’s IPO. No shares authorized, issued or outstanding as of December 31, 2025. The table below is a summary of the shares (in thousands, except for shares and average issue price):

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

(dollars in thousands)	Shares Issued	Carrying Value	Average Issue Price	Liquidation preference
Balance at December 31, 2024	3,285,995	$132,835	$37.29	$146,454
Dividends accrued on Class B Convertible preferred stock	—	3,927	—	3,927
Conversion of Class B Convertible Preferred Stock to Class A common stock	(3,285,995)	(136,762)	(37.29)	(150,381)
Balance at December 31, 2025	—	$—	$—	$—
Class C Preferred Stock
During the year ended December 31, 2024, the Company had 1.5 million shares issued and outstanding. During the year ended December 31, 2025, the Company issued an additional 2.8 million shares. The Company then converted all 4.3 million shares of Class C Preferred Stock to Class A common stock upon its IPO.
The table below is a summary of the shares (in thousands, except for shares and average issue price):

(dollars in thousands)	Shares Issued	Carrying Value	Average Issue Price	Liquidation preference
Balance at December 31, 2024	1,537,818	$63,464	$43.82	$67,387
Issuance of Class C Convertible Preferred Stock, net	2,765,087	110,782	43.82	121,166
Conversion of Class C Convertible Preferred Stock to Class A common stock	(4,302,905)	(174,246)	(43.82)	(188,553)
Balance at December 31, 2025	—	$—	$—	$—
Warrants
During the year ended December 31, 2021, the Company issued 72,467 of warrants convertible into the Company’s common stock at an exercise price of less than $0.01 per share, and all 72,467 warrants were exercised during the year ended December 31, 2025. During the year ended December 31, 2025, the Company also issued 130,334 of warrants convertible into the Company’s Class A Common stock at an exercise price of $29.21 per share.
On March 10, 2023, separately, but concurrently with the issuance of the 2023 Term Note (Note 11, “Debt”), which was extinguished during the year ended December 31, 2024, the Company issued 699,743 of warrants convertible into the Company’s common stock at an exercise price of $26.09 per share to the same bank counterparty as the 2023 Term Note (the “Term Note Holder”). Additionally, on March 29, 2024, in connection with the Amendment 1 to the 2023 Term Note, the Company issued 175,850 warrants convertible into the Company’s common stock at an exercise price of $26.88 per share to the same bank counterparty as the 2023 Term Note. During the year ended December 31, 2024, the Company reclassified the equity to liability warrants related to the 2023 Term Note from additional paid-in capital to accrued expenses and other current liabilities for $2.5 million and recorded an additional expense of $1.5 million into gain (loss) on debt extinguishment based on the fair value of these warrants.
Treasury Stock Repurchase
On November 12, 2025, the Company used approximately $27.7 million of the net proceeds of the offering of the 2030 Convertible Notes to repurchase 1.2 million shares of Class A common stock. The purchase price of the treasury stock was $23.83 per share. Treasury stock repurchases are not included in the weighted-average shares outstanding calculation as they are considered shares issued but not outstanding.
15.    STOCK-BASED COMPENSATION
2025 Incentive Award Plan
In connection with the IPO on June 12, 2025 (“effective date”), the Company adopted the 2025 Incentive Award Plan (“2025 Plan”), under which the Company may grant cash and equity-based incentive awards which include, but are not limited to, Restricted Stock Awards (“RSAs”), Restricted Stock Units (“RSUs”) and Stock Options to employees, directors and consultants to the Company or its subsidiaries.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The aggregate number of shares of Class A common stock or Class B common stock, if determined by the plan administrator, available for issuance under the 2025 Plan as of the effective date of the 2025 Plan was 5.4 million shares. The amount of shares available for issuance is eligible to increase on the first day of each calendar year beginning January 1, 2026 and ending on and including January 1, 2035 by the lesser of (i) 5% of the shares of Class A common stock and Class B common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year and (ii) such lesser amount as determined by the Company’s Board of Directors. As of December 31, 2025, approximately 4.2 million shares were available for future grants under the 2025 Plan.
RSAs and RSUs
The following table presents the Company’s employee and non-employee RSA activity:

	RSA Awards	Weighted-Average Grant Date Fair Value
Nonvested RSAs outstanding as of December 31, 2024	—	$—
Issued	934,032	30.71
Forfeited	54,250	31.00
Nonvested RSAs outstanding as of December 31, 2025	879,782	$30.70
The Company issued 807,750 RSAs associated with the Voyager IPO in June 2025. The fair value of the RSAs granted was $31.00 per share based on the grant date associated with the Voyager IPO when all terms and conditions were approved and communicated to employees. The RSAs have service-only vesting conditions and vest after each of the third, fourth and fifth years of service.
The Company issued an additional 126,282 RSAs, subsequent to the Voyager IPO in June 2025, during the year ended December 31, 2025. These additional RSAs have service-only vesting conditions and primarily vest over a four year service period beginning after the first year of service. All RSAs granted to employees are considered legally issued and outstanding for voting purposes. However, for accounting and dilution purposes, only vested awards are considered issued and outstanding.
Stock-based compensation expense related to RSAs for the year ended December 31, 2025 was $4.5 million. As of December 31, 2025, total unrecognized compensation expense was approximately $22.6 million, which is expected to be recognized over a weighted-average period of approximately 4.3 years.
The following table presents the Company’s employee and non-employee RSU activity:

	RSU Awards	Weighted-Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2024	—	$—
Issued	168,624	22.42
Forfeited	—	—
Nonvested RSUs outstanding as of December 31, 2025	168,624	$22.42
The Company issued 168,624 RSUs during the year ended December 31, 2025. The RSUs have service-only vesting conditions and primarily vest over a four year service period beginning after the first year of service.
Stock-based compensation expense related to RSUs for the year ended December 31, 2025 was $0.1 million. As of December 31, 2025, total unrecognized compensation expense was approximately $3.6 million, which is expected to be recognized over a weighted-average period of approximately 3.6 years.
2020 and 2025 Incentive Award Plan - Options
The Company has granted options under the 2020 Incentive Award Plan; however, following the effectiveness of the 2025 Plan, no further grants will be made under the 2020 Plan. During the year ended December 31, 2025, the Company issued additional stock options under the 2025 Plan with terms materially consistent with those previously issued under the 2020 Plan. Stock-based compensation expense for options outstanding was $14.3 million for the

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
year ended December 31, 2025. Stock-based compensation expense for the 2020 Plan options was approximately $3.8 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.
The following table presents the Company’s employee and non-employee stock option activity (in thousands, except for shares and per share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair value	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,512,059	$10.39	$4.09	8.4	$3,939
Granted	1,369,500	12.99	3.29	9.6
Forfeited	(76,499)	9.65	3.85	7.3
Outstanding as of December 31, 2023	2,805,060	$11.69	$3.71	8.5	$4,324
Granted	1,024,230	13.64	9.73	9.4
Forfeited	(234,893)	16.01	8.43	7.9
Exercised	(1,935)	11.01	5.13	8.3
Outstanding as of December 31, 2024	3,592,462	$11.97	$5.12	8.0	$36,002
Granted	1,264,766	24.26	19.24	9.2
Forfeited	(145,065)	16.83	12.23	8.1
Exercised	(116,746)	8.57	9.60	7.2
Outstanding as of December 31, 2025	4,595,417	$15.34	$8.68	7.6	$52,149
Options vested and exercisable as of December 31, 2025	3,404,182	$12.08	$4.95	7.0
Nonvested as of December 31, 2025	1,191,235	$24.41	$19.09	9.3
As of December 31, 2025, 2024 and 2023, total unrecognized compensation expense was approximately $19.9 million, $11.5 million and $6.6 million, respectively, which is expected to be recognized over a weighted-average period of approximately 3.3 years, 2.0 years and 2.4 years, respectively.
The following table presents the Black-Scholes option pricing model assumptions used to estimate grant date fair values:

Years Ended December 31,
	2025	2024	2023
Common stock price	$27.29 - $39.89	$13.07 - $32.05	$12.03 - $14.22
Exercise price	$21.76 - $34.99	$9.48 - $26.88	$9.48 - $23.12
Expected term (years)	6.1 - 6.1	1.7 - 2.2	1.9 - 2.3
Expected volatility	69.7% - 75.9%	64.0% - 75.0%	75.0% - 92.0%
Expected dividend yield	—	—	—
Risk-free interest rate	3.6% - 4.2%	4.1% - 4.8%	3.9% - 4.9%

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
16.    NET SALES
Disaggregation of Net Sales
The following tables present the disaggregation of net sales from contracts with our customers:

Year Ended December 31, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Elims	Total
U.S. Government	$108,989	$34,214	$—	$—	$143,203
International Government	—	2,165	—	—	2,165
Commercial	13,965	11,204	—	(4,118)	21,051
Total net sales	$122,954	$47,583	$—	$(4,118)	$166,419

Year Ended December 31, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Elims	Total
U.S. Government	$58,839	$62,186	$—	$—	$121,025
International Government	—	2,347	—	—	2,347
Commercial	18,631	10,060	—	(7,883)	20,808
Total net sales	$77,470	$74,593	$—	$(7,883)	$144,180

Year Ended December 31, 2023	Defense and National Security	Space Solutions	Starlab Space Stations	Elims	Total
U.S. Government	$52,476	$40,997	$—	$—	$93,473
International Government	—	1,044	—	—	1,044
Commercial	10,678	34,730	—	(3,863)	41,545
Total net sales	$63,154	$76,771	$—	$(3,863)	$136,062
The approximate revenue based on geographic location of customers is as follows:

	Years Ended December 31,
	2025	2024	2023
U.S.	$150,897	$128,869	$133,328
Europe	13,720	14,468	614
Other	1,802	843	2,120
Total net sales	$166,419	$144,180	$136,062
The Company recognizes the material portion of its sales based on an over time revenue recognition criteria. For the year ended December 31, 2025, the Company recognized approximately 0.9% of its sales using the point in time methodology, with the majority of sales using the over time revenue recognition criteria. For the comparative periods ended December 31, 2024 and December 31, 2023, the Company recognized approximately 2.6% and 1.3% of sales under the point in time recognition criteria.
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

	December 31,
	2025	2024
Contract assets (current and non-current)	$40,208	$24,128
Contract liabilities (current and non-current)	$32,237	$24,127

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
Contract assets increased primarily due to a difference in timing of billing on cost plus programs and revenue recognition. The increase in contract liabilities was driven primarily by the timing difference of milestone billing and revenue recognition.
The amount of revenue recognized for the years ended December 31, 2025, 2024 and 2023 that was included in the contract liability balance at the beginning of the year was $16.3 million, $8.2 million and $9.2 million, respectively.
Performance Obligations
As of December 31, 2025, 2024 and 2023, the Company had approximately $146.1 million, $101.7 million and $86.5 million, respectively, of remaining performance obligations associated with contracts. The Company will recognize net sales as these obligations are satisfied. The Company expects to recognize net sales relating to existing performance obligations of approximately $111.8 million for the fiscal year 2026, $22.6 million for the fiscal year 2027 and $11.7 million thereafter.
17.     SEGMENT REPORTING
The Company’s business is organized into market sectors based on its products and services and has three reportable segments: (i) Defense and National Security; (ii) Space Solutions; and (iii) Starlab Space Stations. The Company organizes its reportable segments based on the nature of the products and services offered and the economic characteristics of its operating businesses.
Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. The reconciling item “corporate expense” includes the portion of corporate costs not considered allocable to the segments, such as legal, management and administration, and other corporate unallocable costs.
The Company’s Chief Operating Decision Maker (“CODM”) is the CEO and Chairman. The CODM uses net sales and Adjusted EBITDA to assess segment performance and make decisions regarding the allocation of capital and other investments. Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization) adjusted for certain items affecting comparability as specified in the calculation. During the second quarter of 2025, the Adjusted EBITDA metric used within the business by the CODM was modified to remove non-cash services as an add back. In alignment with ASC 280-10-50-36, the Company has recast its prior period Adjusted EBITDA measures to align with the new composition of the metric and the current financial benchmark used to monitor operations of the segments. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level.
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

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table summarizes the operating performance of the Company’s segments:

	Years Ended December 31,
	2025	2024	2023
Net Sales:
Defense and National Security	$122,954	$77,470	$63,154
Space Solutions	47,583	74,593	76,771
Starlab Space Stations	—	—	—
Total Net Sales, reportable segments	170,537	152,063	139,925
Intersegment eliminations	(4,118)	(7,883)	(3,863)
Total Net Sales	$166,419	$144,180	$136,062

Other Segment Expenses(1):
Defense and National Security	$127,496	$75,290	$63,544
Space Solutions	48,369	71,873	71,994
Starlab Space Stations	18,724	14,065	(12,569)
Total Other Segment Expenses, reportable segments	194,589	161,228	122,969
Intersegment eliminations	(4,118)	(7,883)	(3,863)
Corporate and other expenses	45,887	20,886	15,535
Total Other Segment Expenses	$236,358	$174,231	$134,641

Adjusted EBITDA:
Defense and National Security	$(4,542)	$2,180	$(390)
Space Solutions	(786)	2,720	4,777
Starlab Space Stations	(18,724)	(14,065)	12,569
Total Adjusted EBITDA, reportable segments	(24,052)	(9,165)	16,956
Intersegment eliminations	—	67	—
Corporate and other expenses	(45,887)	(20,886)	(15,535)
Depreciation and amortization	(13,415)	(13,595)	(10,294)
Stock-based compensation	(18,917)	(3,761)	(2,707)
Impairment	—	(3,594)	—
Finance and interest expense, net	(6,821)	(12,016)	(10,590)
Net (loss) income attributable to noncontrolling interests	(7,518)	(3,556)	240
Interest income	11,590	1,875	75
Other(2)	(7,752)	(2,705)	(3,002)
Loss before taxes	$(112,772)	$(67,336)	$(24,857)
__________________
(1)Other Segment Expenses consist of cost of sales, research and development, selling, general, and administrative and other income or expense items which are not deducted when calculating Adjusted EBITDA.
(2)Other consists of acquisition costs, restructuring, impairment, and other income or expense items which are deducted when calculating Adjusted EBITDA. In prior period filings, ‘Interest income’ was grouped into this line item. For the year ended December 31, 2025, it was broken out due to materiality.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s capital expenditures and depreciation and amortization expense are as follows:

Year Ended December 31, 2025	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$5,753	$1,220	$137,505	$196	$144,674
Total capital expenditures	$5,753	$1,220	$137,505	$196	$144,674

Depreciation and amortization expense	$8,065	$5,287	$10	$53	$13,415

Year Ended December 31, 2024	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$1,547	$1,775	$79,381	$—	$82,703
Total capital expenditures	$1,547	$1,775	$79,381	$—	$82,703

Depreciation and amortization expense	$6,207	$7,307	$—	$81	$13,595

Year Ended December 31, 2023	Defense and National Security	Space Solutions	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$881	$578	$15,691	$60	$17,210
Total capital expenditures	$881	$578	$15,691	$60	$17,210

Depreciation and amortization expense	$4,773	$5,445	$—	$76	$10,294
Substantially all of the Company’s long-lived tangible assets were in the United States as of December 31, 2025, 2024 and 2023.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
18.    INCOME TAXES
(Benefit) Provision for Income Taxes
The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
U.S.	$(112,349)	$(67,297)	$(23,994)
Non-U.S.	(423)	(39)	(863)
Loss before taxes	$(112,772)	$(67,336)	$(24,857)
The components of the expense (benefit) for income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$(23)	$773	$933
State	61	133	408
Total current income tax expense	$38	$906	$1,341

Deferred:
Federal	$(1,243)	$(2,213)	$(648)
State	765	(401)	(352)
Total deferred tax benefit	$(478)	$(2,614)	$(1,000)

Total income tax (benefit) expense	$(440)	$(1,708)	$341
The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements To Income Tax Disclosures” on a retrospective basis beginning with the year ended December 31, 2023. The following table presents the required disclosures pursuant to ASU 2023-09 and reconciles the U.S. federal statutory income tax amount to the global effective amount (in thousands, except for percentages):

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

	Years Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Income tax benefit at federal statutory rate	$(23,682)	21.0%	$(14,140)	21.0%	$(5,220)	21.0%
State and local income taxes, net of federal benefit	748	(0.7)%	(813)	1.2%	(438)	1.8%
Foreign tax effects	89	(0.1)%	(4)	—%	142	(0.6)%
Change in valuation allowance	17,436	(15.5)%	12,865	(19.1)%	5,832	(23.5)%
Nontaxable or nondeductible items:
Stock-based compensation	1,549	(1.4)%	469	(0.7)%	293	(1.2)%
Change in fair value of earnout liability	52	—%	(1,188)	1.8%	(676)	2.7%
Transaction costs or permanent adjustments	687	(0.6)%	140	(0.2)%	220	(0.9)%
Noncontrolling interest	1,534	(1.4)%	803	(1.2)%	—	—%
Other:
PPA adjustment	1,580	(1.4)%	—	—%	—	—%
Other	(433)	0.4%	160	(0.2)%	188	(0.8)%
Total income tax (benefit) expense and effective tax rate	$(440)	0.4%	$(1,708)	2.5%	$341	(1.4)%
During the years ended December 31, 2025, 2024 and 2023, there was no impact to the income tax rate as a result of effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, changes in unrecognized tax benefits, or tax credits, and as such the Company has excluded from the ASU 2023-09 rate reconciliation above.
The effective tax rate for the Company differs from the U.S. federal income tax rate of 21% primarily due to the offset of the tax benefits associated with losses of the consolidated group by the valuation allowance. Additionally, there were reconciling items related to noncontrolling interest in the Company’s ownership in the pass-through investment, Starlab Space LLC, stock-based compensation and state income tax expense. State taxes in Arizona, California, Ohio and Texas comprised the majority of the tax effect within the state tax net of federal benefit effects within the effective tax rate.
Deferred Tax Assets and Liabilities
The Company applies the asset and liability method to account for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the Company’s consolidated financial statements carrying amount of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The components of net deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2025	2024
Deferred Tax Assets:
Net operating losses	$50,636	$23,278
Research and other credit carryforwards	3,749	3,104
Accruals and reserves	692	1,411
Stock-based compensation	2,768	847
Deferred revenue	1,878	1,219
Capitalized research and development	11,305	13,457
Lease liabilities	4,740	2,148
Interest	4,809	4,554
Other	871	919
Total gross deferred tax assets	81,448	50,937
Less: Valuation allowance	(48,664)	(40,257)
Total deferred tax assets	$32,784	$10,680

Deferred Tax Liabilities:
Property and equipment	$(1,846)	$(1,118)
Intangible assets	(18,209)	(7,710)
Lease assets	(4,470)	(1,901)
Investment in subsidiaries	(16,194)	1,076
Method change §481(a) adjustment	(842)	(1,062)
Unrealized gains and losses	(81)	(77)
Total gross deferred tax liabilities	$(41,642)	$(10,792)

Net deferred tax liabilities	$(8,858)	$(112)
For the years ended December 31, 2025 and 2024, the Company had approximately $214.3 million and $98.2 million, respectively, of federal net operating loss carryforwards, of which none and $0.5 million are subject to expiration beginning in 2035, respectively.
For the years ended December 31, 2025 and 2024, the Company had approximately $121.2 million and $49.6 million, respectively, of post-apportionment state net operating loss carryforwards, of which $47.7 million and $39.3 million are subject to expiration beginning in 2035, respectively.
For the years ended December 31, 2025 and 2024, the Company had approximately $3.3 million and $2.7 million, respectively, of federal research and development credit carryforwards, of which the full balances are subject to expiration beginning in 2034.
For the years ended December 31, 2025 and 2024, the Company had approximately $0.8 million and $0.8 million, respectively, of state research and development credit carryforwards, of which the full balances are subject to expiration beginning in 2034.
The Company has indefinite life deferred tax assets associated with net operating losses that are subject to Section 382 limitation of usefulness in applicable annual periods. Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. As a result of ownership changes, a portion of net operating loss (“NOL”) carryforwards and R&D credits may expire unutilized.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
There was no ownership change for IRC Section 382 purposes during the 2025 calendar year. Subsequent ownership changes may further affect the limitation in future years.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers historical operating results and tax planning strategies in making this assessment. As of December 31, 2025 and 2024, it has been determined that it was more likely than not that a portion of the net deferred tax asset would not be realized, and a valuation allowance of $48.7 million and $40.2 million, respectively, was maintained.
The following table summarizes the activity related to the Company’s unrecognized tax benefits for the year ended December 31, 2025 and 2024, excluding interest and penalties. The unrecognized tax benefits are recorded in other long-term liabilities. The Company does not anticipate that a material change of unrecognized tax benefits will occur within the next twelve months.

	Years Ended December 31,
	2025	2024
Balance - Beginning of Year	$—	$1,072
Gross increase (decrease) related to current year tax positions	—	—
Gross increase (decrease) related to prior year tax positions	590	(1,072)
Balance - End of Year	$590	$—
The Company includes interest and penalties related to unrecognized tax benefits in the current provision for income taxes in the accompanying statement of operations. As of December 31, 2025 and 2024, the Company has recognized no liability for interest and penalties related to unrecognized tax benefits. The Company does not anticipate that a material change of unrecognized tax benefits will occur within the next twelve months.
The Company’s Federal and State income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and state jurisdictions, generally for three years after they are filed, however, returns can remain open for a longer period due to utilization of tax attribute carryforwards.
In December 2025, the IRS notified the Company of its intent to examine the 2023 federal income tax return. While the final outcome of this examination is uncertain at this stage of the exam, the Company does not believe the resolution of this audit will be material to its consolidated financial statements and therefore the Company has not estimated an increase or decrease to income tax contingencies for these issues within the next twelve months.
Income Taxes Paid
During the years ended December 31, 2025, 2024 and 2023, the income taxes (net of refunds received) paid by the Company were not material to the financial statements in any jurisdiction or in aggregate.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
19.    NET LOSS PER COMMON SHARE
The following table includes the calculation of basic and diluted net loss per common share:

	Years Ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net loss attributable to Voyager Technologies, Inc.	$(104,814)	$(62,072)	$(25,438)
Accrued value of preferred stock dividends	11,258	21,816	17,840
Net loss attributed to common shareholders	(116,072)	(83,888)	(43,278)
Accretion and fair value adjustment on ZIN earnout	—	(5,411)	(3,276)
Net loss attributed to common stockholders, diluted	$(116,072)	$(89,299)	$(46,554)

Denominator:
Weighted-average common shares outstanding, basic	40,213	12,736	12,362
Shares issuable assuming ZIN earnout	—	10	392
Weighted-average common shares outstanding, diluted	40,213	12,746	12,753

Net loss per share:
Basic	$(2.89)	$(6.59)	$(3.50)
Diluted	$(2.89)	$(7.01)	$(3.65)
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

	Years Ended December 31,
(in shares of common stock)	2025	2024	2023
Equity Compensation Awards	5,643,823	3,592,463	2,805,060
Warrants	1,104,489	974,156	798,306
SMI Promissory Note	—	1,130,195	3,421,960
Preferred stock (as converted to common shares)	—	23,989,872	19,352,707
Total common stock equivalents	6,748,312	29,686,686	26,378,033
20.    JOINT VENTURE
The Company is a majority owner of a joint venture company, Starlab Space LLC (“Starlab JV”), which began operating on April 12, 2024 when the SAA was novated with NASA. Through the SAA, the Company will receive financial assistance through Government grants for certain eligible expenses to design, build and maintain a commercial space station.
During the year ended December 31, 2025, Voyager Ventures, LLC, contributed $50.0 million into the Starlab JV. As of December 31, 2025 and 2024, the Company’s ownership stake was 61.9% and 66.9%, respectively.
Consolidated Variable Interest Entity
The Company evaluated its interests in Starlab JV and determined that it has a variable interest as of December 31, 2025. Due to the Company’s obligation to absorb losses and the right to receive benefits from the Variable Interest Entity (“VIE”) along with the ability to direct the activities that most significantly impact Starlab JV’s economic performance (including control over three of the five seats on the Board of Directors at Starlab JV), the Company was determined to be the primary beneficiary and is therefore consolidating the Starlab JV.

Notes to Consolidated Financial Statements
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
The following table presents the assets and liabilities of the Starlab JV included in the Company’s consolidated balance sheets, separated by major asset and liability class. These assets can only be used to settle obligations of Starlab JV, and the Company does not have recourse to the liabilities. Creditors of Starlab JV do not have recourse to the Company.

	Years Ended December 31,
ASSETS	2025	2024
Cash and cash equivalents	$54,610	$17,808
Accounts receivable, net	10,003	—
Prepaid expenses and other current assets	17,790	2,716
Property and equipment, net	127,735	36,188
Operating lease right-of-use assets	64	140
Other assets	723	14
TOTAL ASSETS	$210,925	$56,866
LIABILITIES
Accounts payable	$18,107	$18,781
Operating lease liabilities	64	84
Accrued expenses and other current liabilities	15,898	5,414
Operating lease liabilities, non-current	—	56
Convertible notes, net	—	7,435
Embedded derivatives	—	2,723
Contract liabilities, non-current	9,003	—
TOTAL LIABILITIES	$43,072	$34,493
21.    COMMITMENTS AND CONTINGENCIES
Non-Cancelable Service Contract Commitments
The Company has a commitment for launch services for the Starlab program. As of December 31, 2025, the Company had a commitment for one launch at a future estimated launch date for $90.0 million. The terms of the arrangement also allow the Company to terminate the agreement for convenience for 25% of the contract value less what has been paid inception to date. If the Company were to cancel the launch services, it would owe $13.5 million to the launch provider.
The Company has commitments for various services to assist in payload and launch analyses for the Starlab program and throughout the business units for various contracts, as well as to assist in space exploration technologies. As of December 31, 2025, for these service related contracts the Company has commitments through 2028, totaling $6.5 million.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

Notes to Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
22.    RELATED PARTIES
The Company had immaterial accounts receivable and accounts payable balances outstanding from transactions with related parties as of the years ended December 31, 2025, 2024 and 2023.
The Company recorded an immaterial amount of Net Sales and Expenses with related parties, which are included in the Company’s consolidated statement of operations for the years ended December 31, 2025, 2024 and 2023.
23.    SUPPLEMENTAL CASH FLOW

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$2,905	$5,890	$6,072
Cash paid for income taxes	$725	$374	$1,356
Supplemental non-cash investing and financing activities:
Warrants issued for common stock	$3,807	$1,135	$1,633
Operating lease liabilities arising in exchange for obtaining right-of-use assets	$2,246	$1,419	$572
Non-cash services and prepaid expenses in exchange for Common stock	$3,000	$12,798	$—
Non-cash services and prepaid expenses in exchange for Starlab equity	$18,384	$8,500	$—
Issuance of Class A common stock and Common stock in consideration for business acquisitions	$26,972	$—	$—
Issuance of Common stock for purchase of noncontrolling interest	$4,787	$—	$—
Conversion of debt to Common stock upon initial public offering	$25,336	$—	$—
Conversion of 2024 Convertible Notes to equity	$8,002	$—	$—
Non-cash additions of property and equipment	$8,692	$11,439	$6,130
SAA receivable grant billed, but not received as of year end offsetting capital expenditures	$3,600	$—	$6,150
24.    SUBSEQUENT EVENTS
The Company has evaluated subsequent events through March 10, 2026, the date its consolidated financial statements were issued.
There were no other material subsequent events which required recognition or additional disclosure.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control Over Financial Reporting
Management is in the process of integrating the internal controls of the acquired businesses into Voyager’s existing operations as part of planned integration activities. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, no director or “officer” (as defined in 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-rule 10b5-1 trading arrangement” as each terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Voyager has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. It is also our policy to comply with applicable insider trading laws and regulations with respect to transactions in our own securities. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:
(1) Financial Statements. Our consolidated financial statements are listed under Part II, Item 8.
(2) Financial Statement Schedules. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included in the consolidated financial statements or the related footnotes.
(3) Exhibits. The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Voyager Technologies, Inc.	8-K	001-42694	3.1	6/12/2025
3.2	Amended and Restated Bylaws of Voyager Technologies, Inc.	8-K	001-42694	3.2	6/12/2025
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-287354	4.1	6/2/2025
4.2	Description of Capital Stock					*
4.3	Indenture, dated as of November 12, 2025, between Voyager Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42694	4.1	11/13/2025
4.4	Form of certificate representing the 0.75% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.3)	8-K	001-42694	4.2	11/13/2025
10.1	Credit Agreement, dated as of May 30, 2025, among Voyager Technologies, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-42694	10.1	8/5/2025
10.2	First Amendment to Credit Agreement, dated as of September 18, 2025, among Voyager Technologies, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-42694	10.1	11/4/2025
10.3	Second Amendment to Credit Agreement, dated as of October 22, 2025, among Voyager Technologies, Inc., the other loan parties party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-42694	10.2	11/4/2025
10.4	Third Amendment to Credit Agreement, dated November 10, 2025, among Voyager Technologies, Inc., the guarantors party thereto, the lenders party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-42694	10.3	11/13/2025
10.5†	2020 Incentive Plan.	S-1/A	333-287354	10.3	6/2/2025
10.6†	Form of Stock Option Agreement under the 2020 Incentive Plan.	S-1/A	333-287354	10.4	6/2/2025
10.7†	2025 Incentive Award Plan.	S-1/A	333-287354	10.5	6/2/2025
10.8†	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan.	S-1/A	333-287354	10.6	6/2/2025
10.9†	Form of Stock Option Grant Notice and Agreement under the 2025 Incentive Award Plan.	S-1/A	333-287354	10.7	6/2/2025
10.10†	Form of Restricted Stock Agreement under the 2025 Incentive Award Plan.	S-1/A	333-287354	10.8	6/2/2025
10.11†	2025 Employee Stock Purchase Plan.	S-1/A	333-287354	10.9	6/2/2025
10.12†	Non-Employee Director Compensation Policy.	S-1/A	333-287354	10.10	6/2/2025
10.13†	Form of Indemnification Agreement.	S-1/A	333-287354	10.11	6/2/2025
10.14#	Cost Plus Fixed Fee / Cost Plus Incentive Fee Subcontract, dated November 11, 2021, by and between Valley Tech Systems, Inc. and Lockheed Martin Corporation.	S-1	333-287354	10.9	5/16/2025
10.15#	Palantir Terms of Service.	S-1	333-287354	10.10	5/16/2025
10.16#	Funded Space Act Agreement, by and between The National Aeronautics and Space Administration and Nanoracks, LLC, dated December 1, 2021.	S-1	333-287354	10.12	5/16/2025
10.17#	Second Amended and Restated Limited Liability Company Agreement of Starlab Space LLC.	S-1/A	333-287354	10.14	6/2/2025

10.18†	Employment agreement by and between Voyager Technologies, Inc. and Dylan Taylor dated June 12, 2025.					*
10.19†	Employment agreement by and between Voyager Technologies, Inc. and Matthew Kuta dated June 12, 2025.					*
10.20†	Employment agreement by and between Voyager Technologies, Inc. and Filipe de Sousa dated June 12, 2025.					*
10.21	Warrant to Purchase Common Stock, dated as of December 22, 2021, by and between Voyager Space Holdings, Inc. and JPMorgan Chase Bank, N.A.	S-1/A	333-287354	10.22	6/2/2025
10.22	Warrant to Purchase Common Stock, dated as of July 28, 2023, by and between Voyager Space Holdings, Inc. and Walleye Opportunities Master Fund, LTD.	S-1/A	333-287354	10.26	6/2/2025
10.23	Warrant to Purchase Common Stock, dated as of May 27, 2025 between Voyager Technologies, Inc. and World Equity Group, Inc.	S-1/A	333-287354	10.23	6/2/2025
10.24	Form of Warrant to Purchase Common Stock between Voyager Technologies, Inc. and each of JGB Partners, LP, JGB Capital, LP, JGB (Cayman) Lakenvelder, Ltd., Chicago Atlantic Credit Opportunities, LLC, Chicago Atlantic Credit Company, LLC and Midtown Madison Management LLC.	S-1/A	333-287354	10.24	6/2/2025
10.25	Starlab Space Convertible Promissory Note, dated June 3, 2024.	S-1/A	333-287354	10.27	6/2/2025
10.26	Form of SMI Promissory Note.	S-1/A	333-287354	10.28	6/2/2025
10.27	Loan and Security Agreement, dated as of June 28, 2024, by and among Voyager Technologies, Inc., the guarantors from time to time party thereto and Hercules Capital, Inc., as administrative agent and collateral agent	10-Q	001-42694	10.14	8/5/2025
10.28	Warrant Agreement Amendment, dated as of July 12, 2024, by and among Voyager Space Holdings, Inc. and each of Chicago Atlantic Credit Opportunities, LLC, Chicago Atlantic Credit Company, LLC, Chicago Atlantic Portfolio, LP, Midtown Madison Management, LLC, JGB Capital, LP, JGB Partners, LP and JGB (Cayman) Lakenvelder Ltd.	10-Q	001-42694	10.15	8/5/2025
10.29	Form of Confirmation for Capped Call Transaction	8-K	001-42694	10.1	11/13/2025
10.30	Form of Confirmation for Prepaid Forward Transaction	8-K	001-42694	10.2	11/13/2025
19.1	Insider Trading Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
________________________________________________________
†Indicates a management contract or compensatory plan.
#    Portions of this exhibit (indicated by “[***]”) have been omitted as the registrant has determined that (i) the omitted information is not material and (ii) the omitted information is the type that the registrant treats as private or confidential.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYAGER TECHNOLOGIES, INC.

Date: March 10, 2026	By: /s/ Dylan Taylor
Dylan Taylor
Chief Executive Officer and Chairman (principal executive officer)

Date: March 10, 2026	By: /s/ Filipe De Sousa
Filipe De Sousa
Chief Financial Officer (principal financial officer)

Date: March 10, 2026	By: /s/ Lance Weber
Lance Weber
Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dylan Taylor	Chief Executive Officer and Chairman	March 10, 2026
Dylan Taylor	(principal executive officer)

/s/ Filipe De Sousa	Chief Financial Officer	March 10, 2026
Filipe De Sousa	(principal financial officer)

/s/ Lance Weber	Chief Accounting Officer	March 10, 2026
Lance Weber	(principal accounting officer)

/s/ Matthew Kuta	President and Director	March 10, 2026
Matthew Kuta

/s/ Gabe Finke	Director	March 10, 2026
Gabe Finke

/s/ Marian Joh	Director	March 10, 2026
Marian Joh

/s/ Cheryl Shavers	Director	March 10, 2026
Cheryl Shavers

/s/ William Shelton	Director	March 10, 2026
William Shelton

/s/ Alan Stern	Director	March 10, 2026
Alan Stern