Form 10-Q
period 2026-03-31
Voyager Technologies, Inc./DE
filed 2026-05-05
CIK 1788060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number: 001-42694
___________________________
VOYAGER TECHNOLOGIES, INC.
___________________________
(Exact name of Registrant as specified in Charter)

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 53,503,581 shares of registrant’s Class A common stock and 5,758,566 shares of Class B common stock outstanding as of May 1, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report should be considered forward-looking, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, expected market opportunity, expected grants, funding and milestones, competition for future funding, expected benefits from the completion and commercialization of the commercial space station ("Starlab"), anticipated funding for Starlab operations, expected backlog conversion, plans and objectives of management for future operations and growth and anticipated costs and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•risks related to adverse global market, economic and political conditions, including military conflicts or terrorist acts, pandemics and other catastrophic events;
•risks related to our potential reincorporation to Texas; and
•other important factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A. “Risk Factors” in our Annual Report filed March 10, 2026.
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
Market, Industry and Other Data
The market data, industry data and other statistical information used in this Quarterly Report are based on independent industry publications, reports by market research firms or other published independent sources. Industry publications generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy or completeness of included information. We have not independently verified any of the data from third-party sources, nor have we ascertained the underlying economic assumptions relied upon therein. Certain market, ranking and industry data included in this Quarterly Report are based on the estimates of our management. These estimates have been derived from our management’s knowledge and experience in the markets in which we operate, as well as information obtained from surveys, reports by market research firms, trade and business organizations and other contacts in the markets in which we operate. We believe these management estimates are reliable; however, no independent sources have verified such surveys and estimates. Unless otherwise noted, all of our market share and market position information presented in this Quarterly Report is an approximation based on management’s knowledge. References herein to our being a leader in a market refer to our belief that we have a leading market share position in each such specified market, unless the context otherwise requires. In addition, the discussion herein regarding our various markets is based on how we define the markets for our solutions. Certain estimates of market opportunity, forecasts or market growth and other forward-looking information included in this Quarterly Report involve risks and uncertainties and are subject to change based on various factors.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$429,361	$491,329
Accounts receivable, net	12,163	29,819
Contract assets	35,796	29,786
Inventories	5,720	3,825
Prepaid expenses and other current assets	25,664	26,541
TOTAL CURRENT ASSETS	508,704	581,300
Property and equipment, net	191,433	164,286
Operating lease right-of-use assets	41,900	18,164
Intangible assets, net	94,749	98,982
Goodwill	157,674	157,674
Other assets	29,259	30,048
TOTAL ASSETS(1)	$1,023,719	$1,050,454

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,851	$27,386
Contract liabilities	16,919	24,338
Operating lease liabilities	6,757	5,831
Accrued expenses and other current liabilities	67,726	75,472
TOTAL CURRENT LIABILITIES	111,253	133,027
Operating lease liabilities, non-current	36,296	13,336
Contract liabilities, non-current	7,903	7,899
Convertible notes, net	448,268	447,634
Deferred tax liabilities	12,021	8,858
Other long-term liabilities	3,506	10,167
TOTAL LIABILITIES(1)	$619,247	$620,921
Commitments and Contingencies (Note 17)
Class A common stock: $0.0001 par value per share; 400,000,000 shares authorized, 54,855,919 shares issued and 53,350,242 shares outstanding at March 31, 2026, 400,000,000 shares authorized, 54,546,859 shares issued, and 53,383,859 shares outstanding at December 31, 2025	5	5
Class B common stock: $0.0001 par value per share; 50,000,000 shares authorized, 5,758,566 shares issued and outstanding at March 31, 2026; 50,000,000 shares authorized and 5,758,566 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	823,076	797,438
Treasury stock, at cost	(35,880)	(27,702)
Accumulated other comprehensive loss	(64)	(95)
Accumulated deficit	(429,910)	(385,927)
Total Voyager Technologies, Inc. equity	357,228	383,720
Noncontrolling interests	47,244	45,813
TOTAL EQUITY	404,472	429,533
TOTAL LIABILITIES AND EQUITY	$1,023,719	$1,050,454
________________________
(1) Includes balances associated with a consolidated variable interest entity (“VIE”), including amounts reflected in “TOTAL ASSETS” that can only be used to settle obligations of the VIE as well as liabilities of the VIE reflected within “TOTAL LIABILITIES” for which creditors do not have recourse to the general credit of Voyager. See “Notes to Condensed Consolidated Financial Statements—Note 16, “Joint Venture”, for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$35,246	$34,507
Cost of sales	36,792	28,922
Gross (loss) profit	(1,546)	5,585
Operating expenses:
Selling, general, and administrative	31,357	26,286
Research and development	7,511	4,040
Amortization of acquired intangibles	4,233	1,548
Loss from operations	(44,647)	(26,289)
Other income (expense):
Finance and interest expense, net	(2,114)	(2,729)
Other income, net	4,043	1,137
Loss before income taxes	(42,718)	(27,881)
Income tax expense	3,226	48
Net loss	(45,944)	(27,929)
Net loss attributable to noncontrolling interests	(1,961)	(991)
Net loss attributable to Voyager Technologies, Inc.	(43,983)	(26,938)
Less: dividends accrued on preferred stock	—	6,001
Net loss available to common shareholders	$(43,983)	$(32,939)

Net loss per common share:
Basic	$(0.75)	$(2.30)
Diluted	$(0.75)	$(2.30)
Weighted-average shares outstanding:
Basic	58,339,505	14,339,521
Diluted	58,339,505	14,339,521
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(45,944)	$(27,929)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	31	(22)
Total comprehensive loss	(45,913)	(27,951)
Comprehensive loss attributable to noncontrolling interests	(1,961)	(991)
Comprehensive loss attributable to Voyager Technologies, Inc.	$(43,952)	$(26,960)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
(Unaudited, in thousands)

	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2025	53,384	$5	5,759	$1	—	$—	—	$—	$797,438	$(95)	$(385,927)	1,163	(27,702)	383,720	$45,813	$429,533	$—
Net loss	—	—	—	—	—	—	—	—	—	—	(43,983)	—	—	(43,983)	(1,961)	(45,944)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	31	—	—	—	31	—	31	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,049	—	—	—	—	4,049	—	4,049	—
Options & Warrants Exercised	322	—	—	—	—	—	—	—	3,643	—	—	—	—	3,643	—	3,643	—
Unvested RSAs granted	3	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(18)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vested RSUs	2	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Physical settlement of prepaid forward	(343)	—	—	—	—	—	—	—	8,178	—	—	343	(8,178)	—		—	—
Equity exchanged for services	—	—	—	—	—	—	—	—	2,000	—	—	—	—	2,000	—	2,000	—
Reclass of Warrants	—	—	—	—	—	—	—	—	4,028	—	—	—	—	4,028	—	4,028	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	3,740	—	—	—	—	3,740	3,392	7,132	—
Balance at March 31, 2026	53,350	$5	5,759	$1	—	$—	—	$—	$823,076	$(64)	(429,910)	1,506	(35,880)	357,228	47,244	404,472	$—

	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	$196,299	$15,081	$28	$(281,113)	—	—	(69,704)	$3,704	$(66,000)	$125,927
Net loss	—	—	—	—	—	—	—	—	—	—	(26,938)	—	—	(26,938)	(942)	(27,880)	(49)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(22)	—	—	—	(22)	—	(22)	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,723	—	—	—	—	1,723	—	1,723	—
Options & Warrants Exercised	—	—	—	—	1	—	—	—	114	—	—	—	—	114	—	114	—
Issuance of Common stock, net	—	—	—	—	1,611	—	—	—	43,117	—	—	—	—	43,117	—	43,117	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	2,315	94,847	—	—	—	—	—	94,847	—	94,847	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	2,147	(2,147)	—	—	—	—	—	—	—	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(3,853)	—	—	—	—	(3,853)	—	(3,853)	3,853
Shares issued for services	—	—	—	—	138	—	—	—	3,000	—	—	—	—	3,000	—	3,000	—
Purchase of noncontrolling interest	—	—	—	—	220	—	—	—	4,787	—	—	—	—	4,787	—	4,787	(4,787)
Balance at March 31, 2025	—	$—	—	$—	15,267	$1	7,139	$293,293	$61,822	$6	$(308,051)	—	—	47,071	$2,762	$49,833	$124,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(45,944)	$(27,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,033	2,602
Stock-based compensation	4,112	1,723
Amortization of operating lease right-of-use assets	1,205	670
Amortization of debt issuance costs and other non-cash interest expense	994	1,291
Deferred taxes	3,163	65
Non-cash services acquired	4,375	10,115
Other	(77)	(73)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,054	7,528
Prepaid expenses and other current assets	(2,231)	(3,165)
Contract assets	(6,010)	(1,227)
Inventories	(1,895)	284
Other assets	596	(485)
Accounts payable	(4,280)	(10)
Contract liabilities	(7,415)	(5,258)
Accrued expenses	(5,319)	252
Operating lease liabilities	(1,055)	(756)
Other liabilities	(18)	19
Net cash used in operating activities	$(39,712)	$(14,354)

Cash Flows from Investing Activities:
Purchases of property and equipment	(51,116)	(26,970)
Grant funding for property and equipment	24,034	18,000
Acquisition working capital settlement	(5,837)	—
Net cash used in investing activities	$(32,919)	$(8,970)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	3,643	114
Proceeds from the issuance of Common stock, net	—	43,161
Proceeds from the issuance of Class C preferred stock, net	—	99,449
Sale of noncontrolling interest	7,039	—
2024 convertible note	—	130
Net cash provided by financing activities	$10,682	$142,854

Effect of foreign exchange on cash and cash equivalents	$(19)	$28
Net (decrease) increase in cash and cash equivalents	(61,968)	119,558
Cash and cash equivalent at the beginning of the period	491,329	55,930
Cash and cash equivalents at the end of the period	$429,361	$175,488
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
1. ORGANIZATION
Nature of Business
Voyager Technologies, Inc. (“Voyager” or the “Company”), incorporated in the state of Delaware on August 15, 2019, is a purpose-built, innovation-driven defense and space technology company focused on delivering mission-critical solutions across national security, space exploration and infrastructure and commercial space markets. Voyager’s business model leverages global public-private partnerships to deliver mission-critical capabilities and on-orbit services to civil and defense government agencies, academic and research institutions, and private sector players. Voyager has enabled thousands of payloads, systems, and hardware elements to enter space while also working to develop next generation space stations. Voyager’s products and capabilities under continuous development include Starlab, a privately owned, free-flying crewed space station; advanced spacecraft communications; and its controllable solid-state propulsion technology.
Segments
The Company consists of diversified solutions across two business segments: (i) Defense and Space Technologies (as described below) and (ii) Starlab Space Stations. Since 2019, Voyager has accomplished significant achievements in each of these segments, including the successful deployment of first-of-its-kind missile defense maneuvering capabilities, the development of groundbreaking space technology and the selection by NASA to develop a replacement for the International Space Station ("ISS"). See Note 13, "Segment Reporting", for further information.
Initial Public Offering
In June 2025, the Company completed its initial public offering (“IPO”) of an aggregate of 14,200,645 shares of its Class A common stock, par value $0.0001 (“Class A common stock”), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. The Company received aggregate proceeds of $409.4 million, net of underwriting discounts. In connection with the IPO, the Company amended and restated its certificate of incorporation and reclassified all outstanding Common stock into Class A common stock. The Company also converted all outstanding shares of Class A-1 Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, and its SMI Promissory Note (as defined below) into an aggregate of 28,682,004 shares of Class A common stock and forfeited and cancelled all outstanding shares of Class A Preferred Stock pursuant to the terms of an exchange and forfeiture agreement. Finally, the Company exchanged an aggregate 5,713,566 shares of Class A common stock owned by Dylan Taylor, the Company's Chairman and Chief Executive Officer, for an equivalent number of shares of the Company's Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights.
Liquidity Risks and Uncertainties
Since inception, the Company has incurred cumulative losses from operations and had an accumulated deficit of $429.9 million and $308.1 million on March 31, 2026 and 2025, respectively. The Company’s principal sources of funding include its current cash balances, primarily consisting of net proceeds from its 2025 IPO, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts, proceeds from the 2030 Convertible Notes, and ability to draw on its Credit Facility (Note 9, “Debt”). The Company will need to raise additional funds to meet its long-term strategic plans and management believes it will be able to obtain additional financing to fund its operations. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
The Company believes its existing cash balances and cash from operations will be sufficient to fund ongoing operations through at least one year from the issuance date of its condensed consolidated financial statements. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balance and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain discretionary spending and may be unable to develop or enhance new and existing products, which could adversely affect its ability to achieve its intended business objectives. The Company, while made up of businesses that have historical track records of operations, is still in a growth phase and is continuing to make ongoing investments in growth opportunities. Future performance is not guaranteed and there could be factors within or outside the Company’s control that could unfavorably influence the Company’s ability to meet its goals.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited accompanying condensed consolidated financial statements include the accounts of Voyager and its consolidated subsidiaries, and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the condensed consolidated financial statements include all adjustments, consisting of adjustments associated with acquisition accounting and normal recurring adjustments, necessary for the fair statement of the results for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 10, 2026. Interim results are not necessarily indicative of the results that may be expected for a full year.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. On an ongoing basis, management evaluates its estimates, including those related to the valuation of acquired intangibles, intangibles, long-lived assets, realization of tax assets and estimates of tax liabilities, valuation of equity securities and financial instruments, estimated useful lives of long-lived assets, and reported amounts of revenues and expenses during the reporting period.
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
Government Grants
In December 2025, the FASB issued ASU No. 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU adds guidance to ASC 832 on the recognition, measurement and presentation of government grants. It provides new authoritative rules for for-profit business accounting for government grants, defining how to recognize, measure, present and disclose them. The ASU will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact on its disclosures of adopting this new pronouncement and is not expected to have a material impact on the Company's financial position.
4. ACQUISITIONS
ExoTerra Resource, LLC
On October 24, 2025, the Company acquired 100% of the equity securities of ExoTerra Resource, LLC (“ExoTerra”) for $93.4 million in consideration, which was comprised of $69.4 million in cash, $10.8 million in equity, $7.4 million in contingent consideration and $5.8 million in post-closing net working capital adjustments. The $5.8 million in post-closing net working capital adjustments was settled and paid during the three months ended March 31, 2026. ExoTerra aims to reduce the cost of space exploration by developing affordable technologies that minimize spacecraft mass, including high efficiency propulsion, miniaturization, In Situ resource utilization and reusable infrastructure. ExoTerra develops systems and technologies that solve the needs of micro-satellite constellations in the space industry. As of the acquisition date, ExoTerra was consolidated into the Company’s Defense and National Security reporting segment. Effective during the three months ended March 31, 2026, the Defense and National Security reporting segment is included within the Defense and Space Technologies reporting segment. See Note 13, "Segment Reporting", for further information.
Estes Energetics
On November 19, 2025, the Company acquired 100% of the equity securities of Estes Energetics (“Estes”) for $64.1 million in consideration, which was comprised of $54.6 million in cash and $9.5 million in equity. Estes designs and manufactures energetics and propulsion materials critical to U.S. defense and space systems. Estes is vertically integrated in the production of energetics, propulsion materials, and critical chemical compounds supporting missile defense, tactical munitions and space propulsion. As of the acquisition date, Estes was consolidated into the Company’s Defense and National Security reporting segment. Effective during the three months ended March 31, 2026, the Defense and National Security reporting segment is included within the Defense and Space Technologies reporting segment. See Note 13, "Segment Reporting", for further information.
During the year ended December 31, 2025, the Company expensed as incurred acquisition-related costs of approximately $3.5 million related to ExoTerra and Estes. These costs were not included in the total purchase consideration paid by the Company and are included in selling, general, and administrative within its consolidated statements of operations. During the three months ended March 31, 2026, the Company expensed as incurred immaterial acquisition-related costs.

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

	ExoTerra	Estes
ASSETS
Cash and cash equivalents	$1,612	$3,216
Accounts receivable	2,191	2,252
Contract assets	9,504	859
Inventories	970	1,455
Prepaid expenses and other current assets	2,622	122
Property and equipment	6,240	12,716
Operating lease right-of-use assets	6,366	3,286
Intangible asset - Trade name	2,200	2,100
Intangible asset - Customer relationships	3,400	15,000
Intangible asset - Developed technology	19,100	15,700
Goodwill(1)	57,290	28,276
Other assets	223	—
TOTAL ASSETS	111,718	84,982

LIABILITIES
Accounts payable	1,393	259
Contract liabilities	7,657	5,558
Operating lease liabilities	631	602
Accrued expenses and other current liabilities	2,903	3,707
Operating lease liabilities, non-current	5,735	2,684
Deferred tax liabilities	—	7,432
Other long-term liabilities	—	590
TOTAL LIABILITIES	18,319	20,832

Net assets acquired	$93,399	$64,150
__________________
(1)The acquired goodwill represents synergies with the Company’s Defense and Space Technologies segment. All of the goodwill acquired is tax deductible for ExoTerra, as the tax basis of goodwill exceeds the acquired goodwill. None of the goodwill acquired is tax deductible for Estes.
The following table presents the class and estimated useful life of the intangible assets acquired during the year ended December 31, 2025 via the ExoTerra and Estes acquisitions:

Asset Class	ExoTerra	Estes
Trade name	2 years	20 years
Customer relationships	5 years	4 years to 10 years
Developed technology	6 years	20 years

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
ElectroMagnetic Systems, Inc.
On August 6, 2025, the Company acquired 100% of the equity securities of ElectroMagnetic Systems, Inc. (“EMSI”) for $32.7 million in consideration, which was comprised of $27.0 million in cash and $5.7 million in Class A common stock. EMSI is a radar AI software company serving high-priority U.S. defense and intelligence missions. EMSI specializes in synthetic aperture radar (“SAR”) exploitation using proprietary AI/ML models and synthetic training data pipelines. As of the acquisition date, EMSI was consolidated into the Company’s Defense and National Security reporting segment. Based on preliminary analysis, the total fair value for the purchase was attributed to tangible assets of $3.9 million, intangible assets of $9.6 million, inclusive of $5.4 million for developed technology and $3.8 million for customer relationships/backlog, and goodwill of $21.6 million, offset by liabilities assumed of $2.4 million. The intangible assets are expected to be amortized over two to ten years. The acquired goodwill represents synergies with the Company’s Defense and National Security segment, and none of the goodwill acquired is tax deductible. Effective during the three months ended March 31, 2026, the Defense and National Security reporting segment is included within the Defense and Space Technologies reporting segment. See Note 13, "Segment Reporting", for further information. This acquisition was not considered material, individually or in the aggregate to the Company’s condensed consolidated financial statements or segment results.
Optical Physics Company
On May 2, 2025, the Company acquired 100% of the equity securities of Optical Physics Company (“OPC”) for $9.5 million in consideration, which was comprised of $6.7 million in cash, $1.0 million in Common stock and $1.8 million in contingent consideration. OPC provides competencies in building high precision optics; opto-mechanical assemblies and associated electronics, computer interfacing, signal acquisition and signal processing. As of the acquisition date, OPC was consolidated into the Company’s Defense and National Security reporting segment. Effective during the three months ended March 31, 2026, the Defense and National Security reporting segment is included within the Defense and Space Technologies reporting segment. See Note 13, "Segment Reporting", for further information. The total fair value for the purchase was attributed to tangible assets of $2.1 million, intangible assets of $5.5 million and goodwill of $4.0 million, offset by liabilities assumed of $2.1 million. All intangible assets are expected to be amortized over five years. This acquisition was not considered material, individually or in the aggregate to the Company’s condensed consolidated financial statements or segment results. None of the goodwill acquired is tax deductible.
5. ACCOUNTS RECEIVABLE, NET

	March 31, 2026	December 31, 2025
Accounts receivable, billed	$12,261	$29,917
Allowance for expected credit losses	(98)	(98)
Accounts receivable, net	$12,163	$29,819

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
6. PROPERTY AND EQUIPMENT, NET

	March 31, 2026	December 31, 2025
Equipment in orbit	$19,533	$19,533
Machinery and equipment	13,922	13,183
Leasehold improvements	3,689	3,187
Construction in progress	171,213	143,869
Building	906	906
IT related equipment	4,839	3,832
Property and equipment, gross	214,102	184,510
Less: Accumulated depreciation	(22,669)	(20,224)
Property and equipment, net	$191,433	$164,286
Depreciation expense for property and equipment was $1.8 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
7. LEASES
The Company has operating leases which primarily consist of building and property lease rentals with remaining terms of 1 year to 38 years. The Company had immaterial finance leases as of March 31, 2026.
During the three months ended March 31, 2026, the Company commenced a new facility lease in Long Beach, California, which expands the Company's ability to capture the significant demand across defense, national security, civil and space missions. As a result of this new facility lease, the Company recognized an initial right-of-use operating lease asset and liability of $24.1 million and the duration of the lease is through October 2034. There have been no other material changes in the Company's lease portfolio since December 31, 2025.
8. ACCRUED EXPENSES

	March 31, 2026	December 31, 2025
Accrued compensation	$11,490	$18,708
Accrued expenses	24,100	22,222
Accrued taxes	1,343	1,285
Accrued earnout, current	7,293	413
Other current liabilities(1)	23,500	32,844
Total accrued expenses	$67,726	$75,472
__________________
(1)Other current liabilities represent other provisional amounts the business has estimated it will be responsible for settling in the future primarily related to provisional amounts associated with business acquisition structures.
9. DEBT
2030 Convertible Notes
On November 12, 2025, the Company issued new debt in the form of Convertible Senior Notes (the “2030 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued an aggregate principal amount of $435.0 million with an option to the initial purchasers of the 2030 Convertible Notes to purchase up to an additional $65.0 million aggregate principal to cover overallotments. On November 24, 2025, the initial purchasers of the 2030 Convertible Notes exercised the option to purchase an additional $25.0 million principal of 2030 Convertible Notes. The 2030 Convertible Notes are general unsecured obligations of the Company and will mature on November 15, 2030, unless earlier converted, redeemed, or repurchased. The 2030 Convertible Notes will accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026.

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
Each $1,000 of principal of the 2030 Convertible Notes will initially be convertible into 32.2799 shares of Class A common stock under circumstances specified in the Indenture, equal to an initial conversion price of approximately $30.98 per share, to be settled in Class A common stock, cash, or a combination thereof at the Company’s election. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. Initially, the maximum number of shares of Class A common stock that are potentially issuable upon conversion of the 2030 Convertible Notes is 19,303,394 shares, based on an initial maximum conversion rate of 41.9639 if all of the 2030 Convertible Notes are settled in shares of Class A common stock. These shares have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
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
As of March 31, 2026, the principal outstanding is $460.0 million. As of March 31, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert have not been met. The Company accounted for the issuance of the 2030 Convertible Notes as a single long-term liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
Debt discount and issuance costs related to the 2030 Convertible Notes totaled $12.7 million for the year ended December 31, 2025. These costs are amortized to finance and interest expense, net, included within other income (expense), net on the Company’s condensed consolidated statements of operations over the contractual term of the notes. The 2030 Convertible Notes mature on November 15, 2030. For the three months ended March 31, 2026, there was $0.6 million in amortization of debt discount and issuance costs and interest was $0.9 million. The effective interest rate for the 2030 Convertible Notes is 1.33%.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The net carrying amount of the 2030 Convertible Notes was as follows:

	March 31,	December 31,
	2026	2025
Principal	$460,000	$460,000
Unamortized debt issuance costs	(11,732)	(12,366)
Net carrying amount	$448,268	$447,634
As of March 31, 2026, the total estimated fair value of the 2030 Convertible Notes was $566.9 million. The estimated fair value of the 2030 Convertible Notes was based on a lattice pricing model and is considered to be a Level 3 measurement of the fair value hierarchy.
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
Prepaid Forward
In connection with the offering of the 2030 Convertible Notes, the Company entered into a prepaid forward stock purchase transaction (the “Prepaid Forward”) with one of the initial purchasers or its affiliates of the 2030 Convertible Notes (the “Forward Counterparty”). Pursuant to the Prepaid Forward, the Company has paid an aggregate of approximately $131.1 million and expects to receive an aggregate of 5,503,464 shares of Class A common stock. The initial aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward is 5,503,464 shares. If the Company pays a cash dividend on its Class A common stock, then the Forward Counterparty is required to pay an equivalent amount to the Company. The maturity date for the Prepaid Forward is scheduled to be November 15, 2030, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at maturity or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The Prepaid Forward Transaction has been accounted for as a reduction to additional paid-in capital, and will be considered treasury stock upon physical settlement. The shares purchased under the Prepaid Forward are treated as a reduction in additional paid-in capital and are outstanding for purposes of the calculation of basic and diluted earnings per share until the Forward Counterparty physically delivers the shares underlying the Prepaid Forward to the Company. The shares will remain outstanding for legal purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
During the three months ended March 31, 2026, 343,200 shares were physically delivered to the Company and considered treasury stock, reducing total outstanding shares of Class A common stock. As of March 31, 2026, 343,200 shares have been physically delivered to the Company in connection with the Prepaid Forward.
Starlab Credit Facility
On December 18, 2025, the Company’s Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of $20.0 million. The proceeds will be used to provide working capital for operations, pay for expenses related to growth, as well as other general corporate purposes. The percentage of credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of NASA contract. Borrowings under the Starlab Credit Facility bear interest based on SOFR rate plus basis points depending on total liquidity. In addition, the Company is required to pay an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. The Starlab Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount. As of March 31, 2026, the Company had no drawn amounts on the Starlab Credit Facility.
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
As of March 31, 2026, the Company had no drawn amounts on the Credit Facility.
Debt Extinguishment
On June 30, 2025, the Company used its Credit Facility to extinguish the Term Loan, as defined below, and repaid the principal balance, accrued interest, and an early termination premium for $64.4 million, which resulted in a loss on debt extinguishment of $5.7 million. The draw from the Credit Facility was subsequently repaid the same day, leaving no outstanding amounts drawn under the Credit Facility at March 31, 2026.
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
2024 Convertible Notes
During the year ended December 31, 2024, Starlab Space LLC entered into convertible promissory note agreements (“2024 Convertible Notes”) for a total principal of approximately $10.1 million. In January 2025, Starlab Space LLC raised an additional $0.1 million. During the year ended December 31, 2025, the 2024 Convertible Notes were converted and no principal remained outstanding under the 2024 Convertible Notes.
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
As of December 31, 2025, due to the conversion, there was no remaining balance outstanding under the 2024 Convertible Notes. The conversion liquidated the embedded and convertible note balance into equity, with a resulting loss on conversion of $2.1 million.
SMI Promissory Note
In May and June 2023, Voyager acquired additional shares of Space Micro Inc (“SMI”) from certain minority stockholders in exchange for Promissory Notes in aggregate amount of approximately $28.4 million. In October 2024, the Promissory Notes were modified for certain shareholders to be payable in the Company’s equity securities at the earlier of October 2, 2025 or the completion of its initial public offering, and for other shareholders at the earlier of October 2, 2026 or the completion of its initial public offering. In alignment with the terms of the SMI Promissory Note, these notes were converted into Class A common stock upon the Company’s successful initial public offering during June 2025. As a result of the conversion, the SMI Promissory Note have been retired in full. The Company had no outstanding balance as of March 31, 2026 and December 31, 2025, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
10. REDEEMABLE NONCONTROLLING INTERESTS
The Company acquired controlling interest in certain entities whose minority interest holders have the right, at certain times, to require the Company to acquire their ownership interest. As a result of these redemption features, the Company recorded the respective redeemable noncontrolling interests within temporary, or mezzanine, equity on the Company's condensed consolidated balance sheets.
XO Markets Holdings, Inc.
During the year ended December 31, 2025, the Company purchased the remaining interest in XO Markets Holdings, Inc. ("XO") for $3.6 million in cash and $1.4 million in Voyager equity in a swap of XO common shares for Voyager Common stock, to increase the ownership to 100.0%.
Valley Tech Systems, Inc.
During the year ended December 31, 2025, the Company purchased the remaining interest in Valley Tech Systems, Inc. ("VTS") for $7.0 million in cash and $3.3 million in Voyager equity in a swap of VTS common shares for Voyager Common stock, to increase the ownership to 100.0%.
The following table presents the changes in redeemable noncontrolling interest between December 31, 2024 to March 31, 2025:

	XO	VTS	Total
Balance at December 31, 2024	$21,542	$10,889	$32,431
Net income (loss) attributable to redeemable noncontrolling interests	(136)	87	(49)
Redemptions of redeemable noncontrolling interests	(1,440)	(3,347)	(4,787)
Balance at March 31, 2025	$19,966	$7,629	$27,595
As all of the noncontrolling interest was eliminated during the year ended December 31, 2025, there was no activity for the three months ended March 31, 2026.

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
The aggregate number of shares of Class A common stock or Class B common stock, if determined by the plan administrator, available for issuance under the 2025 Plan as of the effective date of the 2025 Plan was 5.4 million shares. The amount of shares available for issuance is eligible to increase on the first day of each calendar year beginning January 1, 2026 and ending on and including January 1, 2035 by the lesser of (i) 5% of the shares of Class A common stock and Class B common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year and (ii) such lesser amount as determined by the Company’s Board of Directors. As of March 31, 2026, approximately 6.6 million shares were available for future grants under the 2025 Plan.
RSAs and RSUs
The following table presents the Company's employee and non-employee RSA activity:

	RSA Awards	Weighted-Average Grant Date Fair Value
Nonvested RSAs outstanding as of December 31, 2025	879,782	$30.70
Issued	3,000	28.66
Vested	(28,576)	23.08
Forfeited	(17,750)	31.00
Nonvested RSAs outstanding as of March 31, 2026	836,456	$30.89
The RSAs granted during the three months ended March 31, 2026 have service-only vesting conditions and vest over a three-year service period beginning after the first year of service. All RSAs granted to employees are considered legally issued and outstanding for voting purposes. However, for accounting and dilution purposes, only vested awards are considered issued and outstanding.
Stock-based compensation expense related to RSAs for the three months ended March 31, 2026 was $1.7 million.
The following table presents the Company’s employee RSU activity:

	RSU Awards	Weighted-Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2025	168,624	$22.42
Issued	173,976	30.24
Vested	(19,130)	26.41
Forfeited	—	—
Nonvested RSUs outstanding as of March 31, 2026	323,470	$26.34
The RSUs have service-only vesting conditions and primarily vest annually over a three year service period beginning after the first year of service.
Stock-based compensation expense related to RSUs for the three months ended March 31, 2026 was $0.6 million.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
2020 and 2025 Incentive Award Plan - Options
The Company has granted options under the 2020 Incentive Award Plan; however, following the effectiveness of the 2025 Plan, no further grants will be made under the 2020 Plan. During the three months ended March 31, 2026, the Company issued additional stock options under the 2025 Plan with terms materially consistent with those previously issued under the 2020 Plan.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	4,595,417	$15.34	$8.68	7.6
Granted	353,050	30.53	20.60	10
Forfeited	(44,063)	21.57	16.43
Exercised	(325,037)	11.21	6.33
Outstanding as of March 31, 2026	4,579,367	15.36	10.85	7.2
Options vested and exercisable as of March 31, 2026	3,199,094	10.69	7.44	6.4
Nonvested as of March 31, 2026	1,380,273	26.20	18.79	9.2
Stock-based compensation expense for options outstanding was $1.8 million and $1.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
12. NET SALES
Disaggregation of Net Sales
The following tables present the disaggregation of net sales from contracts with our customers:

Three Months Ended March 31, 2026	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$29,659	$—	$—	$29,659
International Government	56	—	—	56
Commercial	6,442	—	(911)	5,531
Total net sales	$36,157	$—	$(911)	$35,246

Three Months Ended March 31, 2025	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$29,526	$—	$—	$29,526
International Government	96	—	—	96
Commercial	6,226	—	(1,341)	4,885
Total net sales	$35,848	$—	$(1,341)	$34,507
The revenue based on geographic location of customers is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
U.S.	$31,979	$30,280
Europe	1,764	3,946
Other	1,503	281
Total net sales	$35,246	$34,507

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

	March 31, 2026	December 31, 2025
Contract assets (current and non-current)	$45,708	$40,208
Contract liabilities (current and non-current)	$24,823	$32,237
Contract assets increased primarily due to a difference in timing of billing on cost plus programs and revenue recognition. The decrease in contract liabilities was driven primarily by the timing difference of milestone billing and revenue recognition.
The amount of revenue recognized for the three months ended March 31, 2026 that was included in the contract liability balance as of December 31, 2025 was $10.0 million.
The below table summarizes the favorable (unfavorable) impact of the net estimate at completion (“EAC”) adjustments for the following periods:

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Net EAC adjustments	(8,166)	(2,150)
Net sales	(6,963)	(1,974)
Basic net loss per share	$(0.26)	$(0.41)
Diluted net loss per share	$(0.26)	$(0.41)
Performance Obligations
As of March 31, 2026, the Company had approximately $153.2 million of remaining performance obligations associated with contracts. The Company will recognize net sales as such obligations are satisfied. The Company expects to recognize net sales relating to existing performance obligations of approximately $109.1 million, $31.8 million and $12.4 million for the remaining fiscal year 2026, fiscal year 2027, and thereafter, respectively.
13. SEGMENT REPORTING
The Company’s business is organized into market sectors based on its products and services and has two reportable segments: (i) Defense and Space Technologies and (ii) Starlab Space Stations. The Company organizes its reportable segments based on the nature of the products and services offered and the economic characteristics of its operating businesses.
Effective the first fiscal quarter of 2026, the Company combined its Defense and National Security and Space Solutions segments into a single Defense and Space Technologies segment in order to align with how the Company's Chief Operating Decision Maker ("CODM") views results. This will enable the Company to generate internal synergies within the Defense and Space Technologies segment and to more effectively manage its resources and facilities in order to support operations across the product and service offerings. Our CODM allocates resources and assesses segment performance using regularly provided segment net sales and segment Adjusted EBITDA under this updated segment structure. Within the segment change, there has been no change to the Company's reporting units. The segment data for the comparable period presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the condensed consolidated financial performance of the Company for the periods presented.
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
The Company’s CODM is the Chief Executive Officer ("CEO and Chairman. The CODM uses net sales and Adjusted Earnings before interest, taxes, depreciation and amortization ("EBITDA") to assess segment performance and make decisions regarding the allocation of capital and other investments. Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation, and amortization) adjusted for certain items affecting comparability as specified in the calculation. During the second quarter of 2025, the Adjusted EBITDA metric used within the business by the CODM was modified to remove non-cash services as an add back. In alignment with ASC 280-10-50-36, the Company has recast its prior period Adjusted EBITDA measures to align with the new composition of the metric and the current financial benchmark used to monitor operations of the segments. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net Sales:
Defense and Space Technologies	$36,157	$35,848
Starlab Space Stations	—	—
Total Net Sales, reportable segments	36,157	35,848
Intersegment eliminations	(911)	(1,341)
Total Net Sales	$35,246	$34,507

Other Segment Expenses(1):
Defense and Space Technologies	$47,662	$36,916
Starlab Space Stations (3)	5,418	2,814
Total Other Segment Expenses, reportable segments	53,080	39,730
Intersegment eliminations	(911)	(1,341)
Corporate and other expenses (3)	16,408	17,474
Total Other Segment Expenses	$68,577	$55,863

Adjusted EBITDA:
Defense and Space Technologies	$(11,505)	$(1,068)
Starlab Space Stations (3)	(5,418)	(2,814)
Total Adjusted EBITDA, reportable segments	(16,923)	(3,882)
Intersegment eliminations	—	—
Corporate and other expenses (3)	(16,408)	(17,474)
Depreciation and amortization	(6,033)	(2,602)
Stock-based compensation	(4,129)	(1,723)
Finance and interest expense, net	(2,114)	(2,729)
Net loss attributable to noncontrolling interests	(1,961)	(991)
Interest income	3,819	1,085
Other(2)	1,031	435
Loss before taxes	$(42,718)	$(27,881)
__________________
(1)Other Segment Expenses consist of cost of sales, research and development, selling, general, and administrative and other income or expense items which are not deducted when calculating Adjusted EBITDA.
(2)Other consists of acquisition costs, restructuring, impairment, and other income or expense items which are deducted when calculating Adjusted EBITDA. In prior period filings, ‘Interest income’ was grouped into this line item. During the third quarter of 2025, it was broken out due to materiality and prior periods have been recast to break out 'Interest income'.
(3)During the second quarter of 2025, the Adjusted EBITDA metric was modified to remove non-cash services as an add back, and prior periods have been recast to present Adjusted EBITDA to align with the new composition of the metric. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level.
The Company’s total capital expenditures were as follows:

Three Months Ended March 31, 2026	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$12,799	$37,828	$489	$51,116
Total capital expenditures	$12,799	$37,828	$489	$51,116

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

Three Months Ended March 31, 2025	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$1,041	$25,894	$35	$26,970
Total capital expenditures	$1,041	$25,894	$35	$26,970
Substantially all of the Company’s long-lived tangible assets were in the United States as of March 31, 2026 and December 31, 2025.
14. INCOME TAXES
The effective tax rate was (7.6)% and (0.2)% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for all periods presented differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in the valuation allowance.
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
15. NET LOSS PER COMMON SHARE
The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended
(dollars in thousands, except share data)	March 31, 2026	March 31, 2025
Numerator:
Net loss attributable to Voyager Technologies, Inc.	$(43,983)	$(26,938)
Accrued value of preferred stock dividends	—	6,001
Net loss attributable to common shareholders	$(43,983)	$(32,939)

Denominator:
Weighted-average common shares outstanding, basic	58,339,505	14,339,521
Weighted-average common shares outstanding, diluted	58,339,505	14,339,521

Net loss per share:
Basic	$(0.75)	$(2.30)
Diluted	$(0.75)	$(2.30)
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

(in shares of common stock)	March 31, 2026	March 31, 2025
Equity Compensation Awards	5,739,293	5,539,388
Warrants	1,104,489	974,156
SMI Promissory Note	—	922,830
Preferred stock (as converted to common shares)	—	28,124,257
Total common stock equivalents	6,843,782	35,560,631
16. JOINT VENTURE
The Company is a majority owner of a joint venture company, Starlab Space LLC (“Starlab JV”), which began operating on April 12, 2024 when the SAA was novated with NASA. Through the SAA, the Company will receive financial assistance through Government grants for certain eligible expenses to design, build and maintain a commercial space station.
As of March 31, 2026, the Company's ownership stake is 61.8%.
Consolidated Variable Interest Entity
The Company evaluated its interests in Starlab JV and determined that it has a variable interest as of March 31, 2026. Due to the Company’s obligation to absorb losses and the right to receive benefits from the Variable Interest Entity (“VIE”) along with the ability to direct the activities that most significantly impact Starlab JV’s economic performance (including control over three of the five seats on the Board of Directors at Starlab JV), the Company was determined to be the primary beneficiary and is therefore consolidating the Starlab JV.
The Company’s condensed consolidated financial statements reflect the performance of the Starlab JV VIE with the Company being the primary beneficiary of the VIE and having incremental power over the Starlab JV. The Company meets the power and economic criteria for consolidation of the VIE. The Starlab JV is considered a business and therefore no gain or loss was recognized by the Company upon the initial consolidation of the VIE.
The following table presents the assets and liabilities of the Starlab JV included in the Company’s unaudited condensed consolidated balance sheets, separated by major asset and liability class. These assets can only be used to settle obligations of Starlab JV, and the Company does not have recourse to the liabilities. Creditors of Starlab JV do not have recourse to the Company.

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$48,426	$54,610
Accounts receivable, net	—	10,003
Prepaid expenses and other current assets	15,480	17,790
Property and equipment, net	141,583	127,735
Operating lease right-of-use assets	44	64
Other assets	664	723
TOTAL ASSETS	$206,197	$210,925
LIABILITIES
Accounts payable	$9,586	$18,107
Operating lease liabilities	44	64
Accrued expenses and other current liabilities	16,221	15,898
Contract liabilities to related parties, non-current	9,003	9,003
TOTAL LIABILITIES	$34,854	$43,072

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
17. COMMITMENTS AND CONTINGENCIES
Non-Cancelable Service Contract Commitments
The Company has a commitment for services for the Starlab program. As of March 31, 2026 and December 31, 2025, the Company has a commitment for future service for $90.0 million. The terms of the arrangement also allow the Company to terminate the agreement for convenience for 25% of the contract value less what has been paid inception to date. If the Company were to cancel the services, it would owe $13.5 million to the provider.
The Company has commitments for various services to assist in payload and launch analyses for the Starlab program and throughout the business units for various contracts, as well as to assist in space exploration technologies. As of March 31, 2026, for these service related contracts the Company has commitments through 2028, totaling $6.5 million.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
18. RELATED PARTIES
The Company had immaterial accounts receivable and accounts payable balances outstanding from transactions with related parties for the three months ended March 31, 2026.
The Company recorded an immaterial amount of net sales and expenses with related parties, which are included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2026.
19. SUPPLEMENTAL CASH FLOW
Selected cash payments and non-cash activities are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Supplemental cash flow information:
Cash paid for interest	$139	$1,432
Cash paid for income taxes	$2	$(37)
Supplemental non-cash investing and financing activities:
Operating lease liabilities arising in exchange for obtaining right-of-use assets	$24,941	$1,395
Non-cash services contracted in exchange for equity	$2,000	$3,000
Non-cash additions of property and equipment	$—	$1,129
20. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through May 5, 2026, the date the condensed consolidated financial statements were issued. There were no other material subsequent events which required recognition or additional disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with the unaudited interim condensed consolidated financial statements and related notes that are included within Part I, Item 1 of this Quarterly Report, as well as the audited financial statements and the related notes thereto and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("Form 10-K"). This discussion contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A. of our Form 10-K and “Forward-Looking Statements” elsewhere in this Quarterly Report.
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
We have grown both organically and through acquisitions, including Nanoracks, Valley Tech Systems, Space Micro, Zin Technologies, ExoTerra, Estes and more. We serve as a “prime” contractor and “subcontractor” to various government and private enterprise customers through our defense, national security, and space product offerings. Since 2019, we have executed and successfully vertically and horizontally integrated twelve acquisitions, with revenue of $35.2 million for the three months ended March 31, 2026. In addition, we received cash proceeds from NASA grants of $24.0 million during the three months ended March 31, 2026 and $207.2 million to date. We have $10.3 million of eligible proceeds remaining as of March 31, 2026, from our $217.5 million development grant with NASA to design Starlab, the commercial space station replacement for the ISS when it is decommissioned in 2030. We intend to operate Starlab through the Starlab JV, a Voyager-led and majority-owned global joint venture, with international equity partners that include Airbus, Mitsubishi and MDA Space. Our growth and increased size and scale are the result of investment and focus on our key technology offerings, as well as our ability to attract, cultivate and integrate accretive acquisitions.
Unless otherwise indicated, our significant accounting policies and estimates, material cash requirements, commitments, contingencies and business risks and uncertainties as described in our Management’s Discussion and Analysis (“MD&A”) are substantially unchanged from what was disclosed in our Form 10-K.
Key Factors Affecting Our Performance
Our results have been affected, and are expected to be affected in the future, by a variety of factors. A discussion of key factors that have had, or may have, an effect on our results is set forth below. For a further discussion of the factors affecting our results of operations, see Part I, Item 1A. “Risk Factors” disclosed in our Form 10-K.

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
Backlog in our segments includes both single and multi-year awards. Fluctuations in backlog are driven primarily by the timing of large program wins. Total backlog as of March 31, 2026 was $275.3 million, of which $153.2 million was funded. We expect to convert 71.2% of the total $153.2 million of funded backlog as of March 31, 2026 into revenue in the remaining periods of 2026.

In addition, our backlog is subject to meaningful customer concentration risk. As of March 31, 2026, 83.5% of the total dollar value of our funded backlog related to our top customer, the U.S. government. For purposes of evaluating our backlog, we consider all U.S. government entities to be one customer. Additionally, backlog that is originally funded through U.S. government efforts is considered to be U.S. government backlog even if the program is directly contracted through an intermediary.
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
Ability to Improve Profit Margins and Scale our Business
We intend to continue to invest in initiatives to improve our operating leverage and significantly ramp up production. We believe continued reductions in costs and increases in production volumes will cause the cost of production to decline and improve our profit margins. Our ability to achieve our production-efficiency objectives have been and could in the future be negatively impacted by a variety of factors including, but not limited to, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Voyager Technologies, Inc. and our consolidated subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). All intercompany amounts have been eliminated in consolidation.
Our business is organized into market sectors based on our products and services, and we have two reportable segments: (i) Defense and Space Technologies and (ii) Starlab Space Stations. Effective the first fiscal quarter of 2026, we combined our Defense and National Security and Space Solutions segments into a single Defense and Space Technologies segment. The segment data for the comparable period presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on our consolidated financial performance for the periods presented. See Part I “Notes to Consolidated Financial Statements—Note 13. Segment Reporting” elsewhere in this Quarterly Report.
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
We generate net sales in our Defense and Space Technologies segment by delivering mission-critical systems that protect the nation, strengthen the industrial base and extend humanity's presence from low-Earth orbit to the Moon and beyond. Our portfolio offering includes advanced electronics, space technologies, propulsion, energetics, critical resources, AI-enabled electronic warfare solutions, science and space exploration and mission management as a service.
The following table sets forth our net sales by contract type for the periods indicated:

(dollars in thousands)	Three Months Ended
Net sales by contract type	March 31, 2026	March 31, 2025
Cost-plus fee and time and materials	$16,990	$20,044
Firm fixed price	18,256	14,463
Total net sales	$35,246	$34,507
The following table sets forth our net sales by customer for the periods indicated:

(dollars in thousands)	Three Months Ended
Net sales by customer	March 31, 2026	March 31, 2025
U.S. Government	$29,659	$29,526
Commercial and international	5,587	4,981
Total net sales	$35,246	$34,507
Starlab Space Stations does not and is not expected to generate revenue from customers in the near term. However, the Starlab program has received significant funding from NASA under our SAA. The Starlab program is partially funded through government grants. These grants are not considered revenue. We expect to continue to receive funding from NASA in the near term and before we begin to generate revenue.
Cost of Sales
Cost of sales represent the costs required to fulfill performance obligations on a direct or indirect basis. Our cost of sales are primarily driven by labor, materials, and subcontractors necessary to fulfill our contractual obligations along with program application indirect costs.
Selling, General, and Administrative
Selling, general, and administrative expenses consist primarily of personnel-related expenses for our sales, marketing, supply chain, finance, legal, human resources and administrative personnel, as well as the costs of customer service, information technology, risk management and related insurance, travel, allocated overhead and other marketing, communications and administrative expenses. We also expect to further invest in our corporate infrastructure and continue to incur additional expenses associated with operating as a public company, including increased legal and accounting costs, investor relations and compliance costs. As a result, we expect that selling, general, and administrative expenses will continue to increase in absolute dollars in future periods but decline as a percentage of total revenue over time. In addition, as a public company, we anticipate that we will continue to incur significant additional annual expenses including, among other things, additional directors’ and officers’ liability insurance, costs to administer a public company stock compensation plan, director fees, costs to comply with reporting requirements of the SEC, transfer agent fees, costs for additional accounting, legal and administrative personnel, increased auditing, tax and legal fees, stock exchange listing fees, additional stock-based compensation expense and similar expenses.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, software and facility costs. For the three months ended March 31, 2026 and 2025, gross research and development costs were $13.1 million and $6.0 million, respectively.
Government Grants
We recognize government assistance when there is reasonable assurance that we will comply with the conditions of the assistance and that the assistance will be received.
NASA established the Low Earth Orbit ("LEO") Development program, or the SAA to help facilitate two objectives:
•Develop a robust commercial space economy in LEO, including supporting the development of commercially owned and operated LEO destinations from which various customers, including private entities, public institutions, NASA and foreign governments, can purchase services; and
•Stimulate the growth of commercial activities in LEO.
On December 1, 2021, Nanoracks LLC, a subsidiary of Voyager, entered into an agreement under the SAA with NASA (the “Nanoracks Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Nanoracks Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. Once a milestone is earned, we are under no further obligation to continue work on Starlab. Milestone payments are expected to be earned through June 2026. As of March 31, 2026, we have cumulatively earned $207.2 million.
In addition to the SAA program, we are under contract for other governmental grant assistance programs associated with funding critical government initiatives for operations and infrastructure development within our company.
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the government grant assistance is related to costs incurred, the assistance is deducted from the related expense. The following table sets forth the government grant assistance offset against research and development and construction in progress for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Government grant assistance offset against research and development	$5,590	$2,000
Government grant assistance offset against construction in progress	$20,434	$18,000
Amortization of Acquired Intangibles
Amortization of acquired intangibles includes amortization of acquired intangibles related to acquisitions.
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

Income Tax Expense
Income tax expense includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. For further information, see Part II, Item 8, “Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies–Income Taxes” in our Form 10-K for further details.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Net sales	$35,246	$34,507	$739	2.1%
Cost of sales	36,792	28,922	7,870	27.2%
Gross (loss) profit	(1,546)	5,585	(7,131)	(127.7)%
Operating expenses:
Selling, general, and administrative	31,357	26,286	5,071	19.3%
Research and development	7,511	4,040	3,471	85.9%
Amortization of acquired intangibles	4,233	1,548	2,685	173.4%
Loss from operations	$(44,647)	$(26,289)	$(18,358)	69.8%
Other income (expense):
Finance and interest expense, net	(2,114)	(2,729)	615	(22.5)%
Other income, net	4,043	1,137	2,906	*
Loss before income taxes	(42,718)	(27,881)	(14,837)	53.2%
Income tax expense	3,226	48	3,178	*
Net loss	(45,944)	(27,929)	(18,015)	64.5%
Net loss attributable to noncontrolling interests	(1,961)	(991)	(970)	97.9%
Net loss attributable to Voyager Technologies, Inc.	$(43,983)	$(26,938)	$(17,045)	63.3%
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%
Net sales

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Net sales	$35,246	$34,507	$739	2.1%
The increase in net sales for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 was primarily related to an increase in U.S. sales of $1.7 million and partially offset by decreases in sales in the international market. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”
Cost of sales

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Cost of sales	$36,792	$28,922	$7,870	27.2%
The increase in costs of sales was primarily due to the increase in sales volumes and program input costs associated with firm fixed price programs, which experienced growth in aggregate of $6.0 million more for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.

Selling, general, and administrative

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Selling, general, and administrative	$31,357	$26,286	$5,071	19.3%
The increase in selling, general, and administrative costs was primarily due to the increase in corporate expenses related to headcount growth of $3.2 million along with an increase of stock-based compensation expenses driven by initial public offering awards vesting expenses of $2.4 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Research and development

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Research and development	$7,511	$4,040	$3,471	85.9%
The increase in research and development was primarily due to the increase in Strategic Systems research and development efforts of $3.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Amortization of acquired intangibles

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Amortization of acquired intangibles	$4,233	$1,548	$2,685	173.4%
The increase in amortization of acquired intangibles during the three months ended March 31, 2026 was primarily driven by additional acquired intangibles related to business acquisitions in 2025 incurring a full amortization period for the three months ended March 31, 2026.
Finance and interest expense, net

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Finance and interest expense, net	$(2,114)	$(2,729)	$615	(22.5)%
The decrease in finance and interest expense, net was driven primarily by lower interest expenses associated with our Term Loan extinguishment during the fiscal year 2025, which did not incur interest during the three months ended March 31, 2026.
Other income, net

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Other income, net	$4,043	$1,137	$2,906	*
The increase in other income, net was associated with increased interest income associated with increased cash holdings during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Income tax expense

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Income tax expense	$3,226	$48	$3,178	*
The increase in income tax expense was associated with an increase in deferred tax liabilities not able to support the realization of deferred tax assets during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Results by Segment
Our Chief Operating Decision Maker (“CODM”) measures the performance of our reportable segments based on net sales and Adjusted EBITDA. Our operating and reportable segments are: (i) Defense and Space Technologies and (ii) Starlab Space Stations.
Effective the first fiscal quarter of 2026, we combined the Defense and National Security and Space Solutions segments into a single Defense and Space Technologies segment in order to align with how CODM views results. The segment data for the comparable period presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on our condensed consolidated financial performance for the period presented.
During the second quarter of 2025, the Adjusted EBITDA metric was modified to remove non-cash services as an add back, and prior periods have been have recast to present Adjusted EBITDA to align with the new composition of the metric. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level. See Note 13, “Segment Reporting” to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Net Sales:
Defense and Space Technologies	$36,157	$35,848
Starlab Space Stations	—	—
Total net sales, reportable segments	36,157	35,848
Intersegment eliminations	(911)	(1,341)
Total net sales	$35,246	$34,507

Adjusted EBITDA:
Defense and Space Technologies	$(11,505)	$(1,068)
Starlab Space Stations	(5,418)	(2,814)
Total Adjusted EBITDA, reportable segments	(16,923)	(3,882)
Intersegment eliminations	—	—
Corporate and other expenses	(16,408)	(17,474)

Defense and Space Technologies
The following table provides selected financial information for the Defense and Space Technologies segment:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Net sales	$36,157	$35,848	$309	0.9%

Adjusted EBITDA	$(11,505)	$(1,068)	$(10,437)	*
Adjusted EBITDA margin percentage	(31.8)%	(3.0)%
The increase in net sales during the three months ended March 31, 2026 was driven primarily by a $0.2 million increase in commercial net sales compared to the three months ended March 31, 2025, along with an increase of $0.1 million in U.S. government net sales during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in net sales for the three months ended March 31, 2026 was driven by product line performance for new programs in the Voyager portfolio, offset by programs that concluded during the 2025 fiscal year. The decrease in Adjusted EBITDA during the three months ended March 31, 2026 was driven by the increase of $2.1 million of segment research and development expenses related to increased investment in product development, along with program cost growth of $6.0 million compared to the three months ended March 31, 2025.
Starlab Space Stations
The following table provides selected financial information for the Starlab Space Stations segment:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year	%
Net sales	$—	$—	$—	*

Adjusted EBITDA	$(5,418)	$(2,814)	$(2,604)	(92.5)%
Adjusted EBITDA margin percentage	*	*
The decrease in Adjusted EBITDA during the three months ended March 31, 2026 was driven primarily by the $0.7 million increase in Starlab's expenses due to the continued growth of Starlab labor operations along with a $0.9 million increase in non-labor related research and development efforts in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Intersegment Eliminations
Intersegment eliminations are related to projects between our segments, including the construction of our Starlab program. Intersegment eliminations decreased to $0.9 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025. The decrease in intersegment eliminations was primarily related to a decrease in Starlab driven programs.

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
The following tables set forth our key performance metrics, which are further discussed below:

(dollars in thousands)	March 31, 2026	December 31, 2025
Funded backlog(1)
Defense and Space Technologies	$147,224	$140,102
Starlab Space Stations	6,003	6,003
Total funded backlog	153,227	146,105
Unfunded backlog(2)	122,051	119,485
Total backlog	$275,278	$265,590
__________________
(1)Funded backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any unfunded contract options. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted.
(2)Unfunded backlog represents unfunded contract value remaining on contracts, customer options for f35uture products or services that have not yet been exercised and potential bookings under IDIQ contracts. As of March 31, 2026, unfunded backlog was primarily comprised of customer options for future products or services that have not yet been exercised in the Defense and Space Technologies segment.

	Three Months Ended
(dollars in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Net sales	$35,246	$34,507
Gross (loss) profit	$(1,546)	$5,585
Net loss attributable to Voyager Technologies, Inc.	$(43,983)	$(26,938)
Adjusted EBITDA(1)	$(33,331)	$(21,356)
Adjusted net loss per share(2)	$(0.61)	$(2.14)
Net cash used in operating activities	$(39,712)	$(14,354)
Free cash flow(3)	$(66,794)	$(23,324)
___________________
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
We define EBITDA as net loss attributable to Voyager Technologies, Inc. plus (less) finance and interest expense, provision for income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation, business acquisition costs, restructuring charges, net (loss) income attributable to noncontrolling interests, and other items we do not believe are indicative of our core operating performance, including incremental organizational costs attributable to our initial public offering, changes in the fair value of earnout liabilities, and foreign exchange gain/loss. The reconciliation between EBITDA, Adjusted EBITDA, and net loss attributable to Voyager Technologies, Inc. (the most comparable GAAP measure) is shown below:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Net loss attributable to Voyager Technologies, Inc.	$(43,983)	$(26,938)
Finance and interest expense, net	2,114	2,729
Depreciation and amortization	6,033	2,602
Income tax expense	3,226	48
EBITDA	(32,610)	(21,559)
Stock-based compensation	4,129	1,723
Business acquisition costs(1)	411	156
Restructuring(2)	744	418
Net loss attributable to noncontrolling interests	(1,961)	(991)
Interest income	(3,819)	(1,085)
Other(3)	(225)	(18)
Adjusted EBITDA	$(33,331)	$(21,356)
___________________
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

	Three Months Ended
(dollars in thousands, except per share data)	March 31, 2026	March 31, 2025
Net loss attributed to common shareholders	$(43,983)	$(32,939)
Stock-based compensation	4,129	1,723
Business acquisition costs(1)	411	156
Restructuring(2)	744	418
Deferred income tax expense	3,163	(2)
Other(3)	(225)	(18)
Adjusted net loss attributable to common shareholders	(35,761)	(30,662)
Adjusted net loss per common share	$(0.61)	$(2.14)
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

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Net cash used in operating activities	$(39,712)	$(14,354)
Purchases of property and equipment	(51,116)	(26,970)
Grant funding for property and equipment	24,034	18,000
Free cash flow	$(66,794)	$(23,324)
The reconciliation between total Voyager capital expenditures, Starlab Space Stations capital expenditures and capital expenditures excluding Starlab for the periods presented is shown below:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Total Voyager capital expenditures	$51,116	$26,970
Less: Starlab Space Stations capital expenditures	37,828	25,894
Capital expenditures excluding Starlab Space Stations	$13,288	$1,076

Innovation Spend
We are focused on delivering innovative solutions to the defense, national security, and space end markets, and research and development is at the core of our business. We believe innovation spend and innovation spend excluding Starlab provide our management and investors useful measures of our aggregate spend on research and development type activities in support of our customers’ needs and our future growth. However, innovation spend is an operating metric, not a financial measure calculated or presented in accordance with GAAP, and companies in our industry may calculate innovation spend or similar operating metrics differently than we do. We define innovation spend as qualified research and development costs associated with the Internal Revenue Service (“IRS”) Section 174 categorization, as well as spend on designated development programs. Development programs are defined as initiatives that, when developed, will expand our product offerings under a customer funded arrangement. Innovation spend is comprised of various costs recognized in cost of sales and research and development costs within our consolidated statements of operations, as well as certain costs capitalized within property and equipment, net on our consolidated balance sheets. We define innovation spend excluding Starlab as innovation spend, minus the portion of innovation spend attributable to Starlab Space Stations. The table below sets forth the components of our innovation spend and innovation spend excluding Starlab for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
(dollars in thousands)	March 31, 2026	March 31, 2025
Qualified research and development under section 174	$45,040	$33,599
Development program innovation spend(1)	8,318	5,513
Innovation spend	53,358	39,112
Less: Starlab Space Stations innovation spend	36,571	29,378
Innovation spend excluding Starlab Space Stations	$16,787	$9,734
Innovation spend as a percentage of net sales	151.4%	113.3%
Innovation spend excluding Starlab Space Stations as a percentage of net sales	47.6%	28.2%

___________________
(1)Development program innovation spend represents program spend on designated innovation programs within the business that is necessary for fulfillment of performance obligations on revenue generating programs.

Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of approximately $429.4 million, which primarily consisted of proceeds from our 2030 Convertible Notes, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts. As of March 31, 2026, we also had $212.1 million in available revolver capacity, which brings our available liquidity to $641.4 million.
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
Since inception, we have incurred cumulative losses from operations and had an accumulated deficit of $429.9 million as of March 31, 2026. We will need to raise additional funds to meet our long-term strategic plans, and management believes it will be able to obtain additional financing to fund its operations. However, there can be no assurance that we will be successful in achieving our strategic plans, that our cash balance and future capital raises will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
In June 2025, we completed our initial public offering ("IPO") of an aggregate of 14,200,645 shares of our Class A common stock, par value $0.0001 (“Class A common stock”), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. We received aggregate proceeds of $409.4 million, net of underwriting discounts.
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
Our primary operating cash requirements include the payment of compensation and related costs, financing acquisitions, ongoing investment in Starlab and costs for our facilities and information technology infrastructure. As of March 31, 2026, we believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
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
Summary of Cash Flows
The following table presents the major components of our cash used in operating activities, cash used in investing activities and cash provided by financing activities for the periods presented:

	Three Months Ended		Change
(dollars in thousands)	March 31, 2026	March 31, 2025	Year over Year
Net cash used in operating activities	$(39,712)	$(14,354)	$(25,358)
Net cash used in investing activities	(32,919)	(8,970)	(23,949)
Net cash provided by financing activities	10,682	142,854	(132,172)
Effect of foreign exchange on cash and cash equivalents	(19)	28	(47)
Net (decrease) increase in cash and cash equivalents	$(61,968)	$119,558	$(181,526)
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
The increase in cash used in operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by an increase in net loss year over year of $18.0 million, along with decreases due to working capital changes driven by payments made in accrued expenses in excess of accruals accounted for, but not yet paid, leading to a reduction of $5.6 million year over year.
Investing Activities
The primary driver for the increase in cash used in investing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was the cash used to purchase property and equipment of $24.1 million. The cash used to settle acquisition working capital amounts was offset by increases in grant funding for construction in progress activities.
Financing Activities
The decrease of cash generated in financing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was driven by proceeds from our cash raised during the three months ended March 31, 2025 of $142.6 million for our Series C and common stock fundraising. This decrease was partially offset by the $7.0 million sale of noncontrolling interest and $3.6 million in the exercise of stock options that occurred during the three months ended March 31, 2026.

Outstanding Indebtedness
The following table summarizes our long-term debt:

(dollars in thousands)	March 31, 2026	December 31, 2025
2030 Convertible Notes	$460,000	$460,000
Less: debt issuance costs	(11,732)	(12,366)
Net carrying amount	448,268	447,634
Less: current portion	—	—
Total long-term debt, net	$448,268	$447,634
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
As of March 31, 2026, the principal outstanding is $460.0 million. Debt discount and issuance costs related to the 2030 Convertible Notes totaled $11.7 million for the period ended March 31, 2026 and are amortized to interest expense, included within other income (expense), net on our condensed consolidated statements of operations over the contractual term of the notes. For the three months ended March 31, 2026, there was $0.6 million in amortization of debt discount and issuance costs. The 2030 Convertible Notes accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. Interest expense associated with the 2030 Convertible Notes was $0.9 million for the three months ended March 31, 2026.
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
We mitigate this risk by limiting our counterparty to a major financial institution.
During the three months ended March 31, 2026, 343,200 shares were physically delivered to us, and are considered treasury stock. These shares are not included in the weighted-average shares outstanding calculation because they are considered shares issued but not outstanding. As of March 31, 2026, 343,200 shares have been physically delivered to us in connection with the Prepaid Forward.
Treasury Stock Repurchase
On November 12, 2025, we used approximately $27.7 million of the net proceeds of the offering of the 2030 Convertible Notes to repurchase 1,162,477 shares of Class A common stock. The purchase price of the treasury stock is $23.83 per share. Treasury stock repurchases are not included in the weighted-average shares outstanding calculation because they are considered shares issued but not outstanding.
Starlab Credit Facility
On December 18, 2025, our Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of up to $20.0 million. The percentage of the credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of a NASA contract. Borrowings under the Starlab Credit Facility bear interest based on the Secured Overnight Financing Rate (“SOFR”) rate plus basis points ranging depending on total liquidity. In addition, we are required to pay an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. As of March 31, 2026, we had no drawn amounts on the Starlab Credit Facility. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements— Note 9. Debt”, for additional information.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
There were no material changes to our critical accounting policies, estimates or judgments, that occurred in the period covered by this Quarterly Report from those discussed in our Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within and outside of the United States, and as such we are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes and fluctuations in foreign currency exchange rates. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
We had cash and cash equivalents totaling $429.4 million as of March 31, 2026. Our cash and cash equivalents are held for working capital purposes.
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
As of March 31, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. However, none of our outstanding indebtedness held as of March 31, 2026 was subject to variable interest rates. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities prior to maturity.
As of March 31, 2026, we are not exposed to interest rate risk on variable-rate borrowings based on the retirement of our debt commitments. As of March 31, 2026, we had no variable rate indebtedness and are therefore not subject to any hypothetical interest rate fluctuations.
We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our variable-rate borrowings.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our condensed consolidated financial statements for contracts denominated in a foreign currency. As of March 31, 2026, a hypothetical 10% depreciation in the U.S. dollar relative to the year end foreign currencies under our contracts in place as of those dates would not have had a material impact to our net sales.

ITEM 4. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarterly period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
Our business, financial condition and operating results can be affected by a number of factors, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see the section entitled “Risk Factors” in our Form 10-K, which risk factors are incorporated herein by reference. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and the price of our common stock. There have been no material changes in our risk factors to those included in our Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
None.
ITEM 5. OTHER INFORMATION
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider trading arrangements and policies.
During the quarter ended March 31, 2026, none of our directors or “officers” (as defined in 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such terms are defined under Rule 408 of Regulation S-K.

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
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYAGER TECHNOLOGIES, INC.

Date: May 5, 2026	By: /s/ Dylan Taylor
Dylan Taylor
Chief Executive Officer and Chairman (principal executive officer)

Date: May 5, 2026	By: /s/ Filipe De Sousa
Filipe De Sousa
Chief Financial Officer (principal financial officer)

Date: May 5, 2026	By: /s/ Lance Weber
Lance Weber
Chief Accounting Officer (principal accounting officer)