Form 10-Q
period 2026-06-30
Voyager Technologies, Inc./TX
filed 2026-08-04
CIK 1788060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number: 001-42694
___________________________
VOYAGER TECHNOLOGIES, INC.
___________________________
(Exact name of Registrant as specified in Charter)

Texas	84-2754888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1225 17th Street, Suite 1100 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
(303) 500-6985
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	VOYG	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 55,270,494 shares of registrant’s Class A common stock and 5,758,566 shares of Class B common stock outstanding as of July 31, 2026.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report should be considered forward-looking, including, but not limited to, statements regarding our future results of operations and financial position, business strategy, expected market opportunity, expected grants, funding and milestones, competition for future funding, expected benefits from the completion and commercialization of the commercial space station ("Starlab"), anticipated funding for Starlab operations, expected backlog conversion, expected purchase price allocation and accounting treatments for acquisitions, plans and objectives of management for future operations and growth and anticipated costs and capital expenditures. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•risks related to our reincorporation to Texas; and
•other important factors discussed in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A. “Risk Factors” in our Annual Report filed March 10, 2026.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these condensed consolidated financial statements

(in thousands, except share amounts)	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$373,436	$491,329
Accounts receivable, net	40,367	29,819
Contract assets	37,460	29,786
Inventories	9,616	3,825
Prepaid expenses and other current assets	24,796	26,541
TOTAL CURRENT ASSETS	485,675	581,300
Property and equipment, net	213,609	164,286
Operating lease right-of-use assets	38,890	18,164
Intangible assets, net	89,892	98,982
Goodwill	157,674	157,674
Other assets	23,533	30,048
TOTAL ASSETS(1)	$1,009,273	$1,050,454

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,624	$27,386
Contract liabilities	22,522	24,338
Operating lease liabilities	7,582	5,831
Accrued expenses and other current liabilities	60,101	75,472
TOTAL CURRENT LIABILITIES	127,829	133,027
Operating lease liabilities, non-current	34,580	13,336
Contract liabilities, non-current	7,904	7,899
Convertible notes, net	448,903	447,634
Deferred tax liabilities	9,842	8,858
Other long-term liabilities	3,633	10,167
TOTAL LIABILITIES(1)	$632,691	$620,921
Commitments and Contingencies (Note 17)
Class A common stock: $0.0001 par value per share; 400,000,000 shares authorized, 55,216,284 shares issued and 53,598,284 shares outstanding at June 30, 2026, 400,000,000 shares authorized, 54,546,859 shares issued, and 53,383,859 shares outstanding at December 31, 2025	5	5
Class B common stock: $0.0001 par value per share; 50,000,000 shares authorized, 5,758,566 shares issued and outstanding at June 30, 2026; 50,000,000 shares authorized and 5,758,566 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	840,707	797,438
Treasury stock, at cost	(38,537)	(27,702)
Accumulated other comprehensive loss	(62)	(95)
Accumulated deficit	(476,400)	(385,927)
Total Voyager Technologies, Inc. equity	325,714	383,720
Noncontrolling interests	50,868	45,813
TOTAL EQUITY	376,582	429,533
TOTAL LIABILITIES AND EQUITY	$1,009,273	$1,050,454
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

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
The accompanying notes are an integral part of these condensed consolidated financial statements

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except share and per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$52,746	$45,674	$87,992	$80,181
Cost of sales	48,289	37,464	85,081	66,386
Gross profit	4,457	8,210	2,911	13,795
Operating expenses:
Selling, general, and administrative	43,672	30,241	75,029	56,527
Research and development	7,336	502	14,847	4,542
Amortization of acquired intangibles	4,857	1,604	9,090	3,152
Loss from operations	(51,408)	(24,137)	(96,055)	(50,426)
Other income (expense):
Loss on debt extinguishment	—	(7,804)	—	(7,804)
Finance and interest expense, net	(1,905)	(2,523)	(4,019)	(5,252)
Other income, net	2,372	1,480	6,415	2,617
Loss before income taxes	(50,941)	(32,984)	(93,659)	(60,865)
Income tax (benefit) expense	(2,195)	81	1,031	129
Net loss	(48,746)	(33,065)	(94,690)	(60,994)
Net loss attributable to noncontrolling interests	(2,256)	(1,683)	(4,217)	(2,674)
Net loss attributable to Voyager Technologies, Inc.	(46,490)	(31,382)	(90,473)	(58,320)
Less: dividends accrued on preferred stock	—	5,258	—	11,259
Net loss available to common shareholders	$(46,490)	$(36,640)	$(90,473)	$(69,579)

Net loss per common share:
Basic	$(0.79)	$(1.23)	$(1.55)	$(3.16)
Diluted	$(0.79)	$(1.23)	$(1.55)	$(3.16)
Weighted-average shares outstanding:
Basic	58,521,968	29,695,203	58,430,737	22,017,362
Diluted	58,521,968	29,695,203	58,430,737	22,017,362

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
The accompanying notes are an integral part of these condensed consolidated financial statements

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(48,746)	$(33,065)	$(94,690)	$(60,994)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2	(89)	33	(111)
Total comprehensive loss	(48,744)	(33,154)	(94,657)	(61,105)
Comprehensive loss attributable to noncontrolling interests	(2,256)	(1,683)	(4,217)	(2,674)
Comprehensive loss attributable to Voyager Technologies, Inc.	$(46,488)	$(31,471)	$(90,440)	$(58,431)

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended June 30, 2026	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2026	53,350	$5	5,759	$1	—	$—	—	$—	$823,076	$(64)	$(429,910)	1,506	$(35,880)	$357,228	$47,244	$404,472	$—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(46,490)	—	—	(46,490)	(2,256)	(48,746)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	2	—	—	—	2	—	2	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,697	—	—	—	—	3,697	—	3,697	—
Options & Warrants Exercised	381	—	—	—	—	—	—	—	4,890	—	—	—	—	4,890	—	4,890	—
Unvested RSAs granted	28	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(125)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vested RSUs	2	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Physical settlement of prepaid forward	(111)	—	—	—	—	—	—	—	2,657	—	—	112	(2,657)	—	—	—	—
Equity exchanged for services	73	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	6,387	—	—	—	—	6,387	5,880	12,267	—
Balance at June 30, 2026	53,598	$5	5,759	$1	—	$—	—	$—	$840,707	$(62)	$(476,400)	1,618	$(38,537)	$325,714	$50,868	$376,582	$—

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended June 30, 2025	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at March 31, 2025	—	$—	—	$—	15,267	$1	7,139	$293,293	$61,822	$6	$(308,051)	—	$—	$47,071	$2,762	$49,833	$124,944
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(31,382)	—	—	(31,382)	(1,553)	(32,935)	(130)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(89)	—	—	—	(89)	—	(89)	—
Stock-based compensation	—	—	—	—	—	—	—	—	11,547	—	—	—	—	11,547	—	11,547	—
Options Exercised	4	—	—	—	—	—	—	—	41	—	—	—	—	41	—	41	—
Unvested RSAs granted	763	—	45	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock, net	—	—	—	—	37	—	—	—	854	—	—	—	—	854	—	854	—
Issuance of Common stock for acquisition consideration	—	—	—	—	34	—	—	—	1,000	—	—	—	—	1,000	—	1,000	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	—	—	401,475	—	401,475	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B Common Stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	450	19,742	—	—	—	—	—	19,742	—	19,742	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	1,780	(29,364)	—	—	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(3,478)	—	—	—	—	(3,478)	—	(3,478)	3,478
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	630	—	—	—	—	630	—	630	(7,629)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	3,767	—	—	—	—	3,767	2,262	6,029	—
Balance at June 30, 2025	53,275	$5	5,759	$1	—	$—	—	$—	$894,226	$(83)	$(339,433)	—	$—	$554,716	$8,267	$562,983	$19,836

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Six Months Ended June 30, 2026	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2025	53,384	$5	5,759	$1	—	$—	—	$—	$797,438	$(95)	$(385,927)	1,163	$(27,702)	$383,720	$45,813	$429,533	$—
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(90,473)	—	—	(90,473)	(4,217)	(94,690)	—
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	33	—	—	—	33	—	33	—
Stock-based compensation	—	—	—	—	—	—	—	—	7,746	—	—	—	—	7,746	—	7,746	—
Options & Warrants Exercised	703	—	—	—	—	—	—	—	8,533	—	—	—	—	8,533	—	8,533	—
Unvested RSAs granted	31	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(143)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vested RSUs	4	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Physical settlement of prepaid forward	(454)	—	—	—	—	—	—	—	10,835	—	—	455	(10,835)	—	—	—	—
Equity exchanged for services	73	—	—	—	—	—	—	—	2,000	—	—	—	—	2,000	—	2,000	—
Reclassification of Warrants	—	—	—	—	—	—	—	—	4,028	—	—	—	—	4,028	—	4,028	—
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	10,127	—	—	—	—	10,127	9,272	19,399	—
Balance at June 30, 2026	53,598	$5	5,759	$1	—	$—	—	$—	$840,707	$(62)	$(476,400)	1,618	$(38,537)	$325,714	$50,868	$376,582	$—

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Six Months Ended June 30, 2025	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	$196,299	$15,081	$28	$(281,113)	—	$—	$(69,704)	$3,704	$(66,000)	$125,927
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(58,320)	—	—	(58,320)	(2,495)	(60,815)	(179)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(111)	—	—	—	(111)	—	(111)	—
Stock-based compensation	—	—	—	—	—	—	—	—	13,270	—	—	—	—	13,270	—	13,270	—
Options Exercised	4	—	—	—	1	—	—	—	155	—	—	—	—	155	—	155	—
Unvested RSAs granted	763	—	45	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock, net	—	—	—	—	1,648	—	—	—	43,971	—	—	—	—	43,971	—	43,971	—
Issuance of Common stock for acquisition consideration	—	—	—	—	34	—	—	—	1,000	—	—	—	—	1,000	—	1,000	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	—	—	401,475	—	401,475	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B Common Stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	2,765	114,589	—	—	—	—	—	114,589	—	114,589	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	3,927	(31,511)	—	—	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(7,331)	—	—	—	—	(7,331)	—	(7,331)	7,331
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	138	—	—	—	3,000	—	—	—	—	3,000	—	3,000	—
Purchase of noncontrolling interest	—	—	—	—	220	—	—	—	5,417	—	—	—	—	5,417	—	5,417	(12,416)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	3,767	—	—	—	—	3,767	2,262	6,029	—
Balance at June 30, 2025	53,275	$5	5,759	$1	—	$—	—	$—	$894,226	$(83)	$(339,433)	—	$—	$554,716	$8,267	$562,983	$19,836

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these condensed consolidated financial statements

	Six Months Ended
(Unaudited, in thousands)	June 30, 2026	June 30, 2025
Cash Flows from Operating Activities:
Net loss	$(94,690)	$(60,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,203	5,310
Stock-based compensation	7,874	13,270
Amortization of operating lease right-of-use assets	3,039	1,352
Loss on debt extinguishment	—	7,804
Amortization of debt issuance costs and other non-cash interest expense	1,993	2,300
Deferred taxes	984	89
Non-cash services acquired	6,687	10,619
Other	668	76
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,004)	2,714
Prepaid expenses and other current assets	(3,726)	(2,666)
Contract assets	(2,198)	(2,521)
Inventories	(5,791)	102
Other assets	6,128	(936)
Accounts payable	1,722	3,060
Contract liabilities	(1,811)	(12,559)
Accrued expenses	(4,232)	3,812
Operating lease liabilities	(770)	(1,522)
Other liabilities	(103)	(213)
Net cash used in operating activities	$(84,027)	$(30,903)

Cash Flows from Investing Activities:
Purchases of property and equipment	(86,652)	(57,865)
Grant funding for property and equipment	31,056	38,250
Acquisitions, net of cash acquired	(5,837)	(6,572)
Net cash used in investing activities	$(61,433)	$(26,187)

Cash Flows from Financing Activities:
Repayment of term loan	—	(64,420)
Borrowings from the credit facility	—	64,500
Repayments on the credit facility	—	(64,500)
Proceeds from the exercise of stock options	8,533	155
Proceeds from the issuance of Common stock, net	—	45,886
Proceeds from the issuance of Class C preferred stock, net	—	116,047
Proceeds from the issuance of Class A common stock upon initial public offering, net of underwriting costs	—	409,405
Costs associated with initial public offering	—	(3,502)
Sale of noncontrolling interest	19,067	6,029
Purchase of noncontrolling interest	—	(7,001)
Redemptions of Class A-1 redeemable preferred stock	—	(3,044)
Cash repayment of Preferred B dividends	—	(27,584)
Costs associated with the credit facility	—	(2,146)
Proceeds from the 2024 convertible note	—	130
Net cash provided by financing activities	$27,600	$469,955

Effect of foreign exchange on cash and cash equivalents	$(33)	$130
Net (decrease) increase in cash and cash equivalents	(117,893)	412,995
Cash and cash equivalent at the beginning of the period	491,329	55,930
Cash and cash equivalents at the end of the period	$373,436	$468,925

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
1. ORGANIZATION
Nature of Business
Voyager Technologies, Inc. (“Voyager” or the “Company”) is a purpose-built, innovation-driven defense and space technology company focused on delivering mission-critical solutions across national security, space exploration and infrastructure and commercial space markets. Voyager’s business model leverages global public-private partnerships to deliver mission-critical capabilities and on-orbit services to civil and defense government agencies, academic and research institutions, and private sector players. Voyager has enabled thousands of payloads, systems, and hardware elements to enter space while also working to develop next generation space stations. Voyager’s products and capabilities under continuous development include Starlab, a privately owned, free-flying crewed space station; advanced spacecraft communications; and its controllable solid-state propulsion technology.
Redomestication
Voyager was initially incorporated in the state of Delaware on August 15, 2019. Effective on June 18, 2026, the Company converted from a Delaware corporation into a Texas corporation, following stockholder approval at the Company's 2026 annual meeting of stockholders.
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
Liquidity Risks and Uncertainties
Since inception, the Company has incurred cumulative losses from operations and had an accumulated deficit of $476.4 million and $385.9 million on June 30, 2026 and December 31, 2025, respectively. The Company’s principal sources of funding include its current cash balances, primarily consisting of net proceeds from its 2025 IPO, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts, proceeds from the 2030 Convertible Notes, and ability to draw on its Credit Facility (Note 9, "Debt" and Note 20, "Subsequent Events"). The Company will need to raise additional funds to meet its long-term strategic plans and management believes it will be able to obtain additional financing to fund its operations. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company believes its existing cash balances and cash from operations will be sufficient to fund ongoing operations through at least one year from the issuance date of these condensed consolidated financial statements. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balance and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain discretionary spending and may be unable to develop or enhance new and existing products, which could adversely affect its ability to achieve its intended business objectives. The Company, while made up of businesses that have historical track records of operations, is still in a growth phase and is continuing to make ongoing investments in growth opportunities. Future performance is not guaranteed and there could be factors within or outside the Company’s control that could unfavorably influence the Company’s ability to meet its goals.
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
During the year ended December 31, 2025, the Company expensed as incurred acquisition-related costs of approximately $3.5 million related to ExoTerra and Estes. These costs were not included in the total purchase consideration paid by the Company and are included in selling, general, and administrative within its consolidated statements of operations. During the three and six months ended June 30, 2026, the Company expensed as incurred immaterial acquisition-related costs.

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
5. ACCOUNTS RECEIVABLE, NET

	June 30, 2026	December 31, 2025
Accounts receivable, billed	$40,465	$29,917
Allowance for expected credit losses	(98)	(98)
Accounts receivable, net	$40,367	$29,819

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
6. PROPERTY AND EQUIPMENT, NET

	June 30, 2026	December 31, 2025
Equipment in orbit	$19,533	$19,533
Machinery and equipment	15,109	13,183
Leasehold improvements	3,670	3,187
Construction in progress	193,483	143,869
Building	906	906
IT related equipment	4,819	3,832
Property and equipment, gross	237,520	184,510
Less: Accumulated depreciation	(23,911)	(20,224)
Property and equipment, net	$213,609	$164,286
Depreciation expense for property and equipment was $2.3 million and $4.1 million for the three and six months ended June 30, 2026, respectively. Depreciation expense for property and equipment was $1.1 million and $2.2 million for the three and six months ended June 30, 2025, respectively.
7. LEASES
The Company has operating leases which primarily consist of building and property lease rentals with remaining terms of less than 1 year to 38 years. The Company had immaterial finance leases as of June 30, 2026.
During the six months ended June 30, 2026, the Company commenced a new facility lease in Long Beach, California, which expands the Company's ability to capture the significant demand across defense, national security, civil and space missions. As a result of this new facility lease, the Company recognized an initial right-of-use operating lease asset and liability of $24.1 million and the duration of the lease is through October 2034. There have been no other material changes in the Company's lease portfolio since December 31, 2025 and there were no material new leases during the three months ended June 30, 2026.
8. ACCRUED EXPENSES

	June 30, 2026	December 31, 2025
Accrued compensation	$14,299	$18,708
Accrued expenses	18,180	22,222
Accrued taxes	14	1,285
Accrued earnout, current	7,395	413
Other current liabilities	20,213	32,844
Total accrued expenses	$60,101	$75,472
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
As of June 30, 2026, the principal outstanding is $460.0 million. As of June 30, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert have not been met. The Company accounted for the issuance of the 2030 Convertible Notes as a single long-term liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
Debt discount and issuance costs related to the 2030 Convertible Notes totaled $12.7 million for the year ended December 31, 2025. These costs are amortized to finance and interest expense, net, included within other income (expense), net on the Company’s condensed consolidated statements of operations over the contractual term of the notes. The 2030 Convertible Notes mature on November 15, 2030. For the three months ended June 30, 2026, there was $1.3 million in amortization of debt discount and issuance costs and interest was $1.7 million. The effective interest rate for the 2030 Convertible Notes is 1.33%.
The net carrying amount of the 2030 Convertible Notes was as follows:

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

	June 30, 2026	December 31, 2025
Principal	$460,000	$460,000
Unamortized debt issuance costs	(11,097)	(12,366)
Net carrying amount	$448,903	$447,634
As of June 30, 2026, the total estimated fair value of the 2030 Convertible Notes was $601.4 million. The estimated fair value of the 2030 Convertible Notes was based on the trading price of the 2030 Convertible Notes as of the last trading day of our second quarter of fiscal 2026. We consider the fair value of the 2030 Convertible Notes to be a Level 2 measurement as they are not actively traded in markets.
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
The Capped Call Transactions meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in capital within stockholders’ equity.
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
During the three and six months ended June 30, 2026, 111,500 and 454,700 shares, respectively, were physically delivered to the Company and considered treasury stock, reducing total outstanding shares of Class A

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
common stock. As of June 30, 2026, 454,700 shares have been physically delivered to the Company in connection with the Prepaid Forward.
Starlab Credit Facility
On December 18, 2025, the Company’s Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of $20.0 million. The proceeds will be used to provide working capital for operations, pay for expenses related to growth, as well as other general corporate purposes. The percentage of credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of NASA contract. Borrowings under the Starlab Credit Facility bear interest based on SOFR rate plus basis points depending on total liquidity. In addition, there is an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. The Starlab Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount. As of June 30, 2026, there were no drawn amounts on the Starlab Credit Facility.
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
As of June 30, 2026, the Company had no drawn amounts on the Credit Facility. See "Note 20. Subsequent Events," for additional information.
Debt Extinguishment
On June 30, 2025, the Company used its Credit Facility to extinguish the Term Loan, as defined below, and repaid the principal balance, accrued interest, and an early termination premium for $64.4 million, which resulted in a loss on debt extinguishment of $5.7 million. The draw from the Credit Facility was subsequently repaid the same day, leaving no outstanding amounts drawn under the Credit Facility at June 30, 2026.
Term Loan
On June 28, 2024, Voyager and its domestic subsidiaries, excluding Starlab, entered into a $58.0 million Loan and Security Agreement (“Credit Agreement”) with the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent, which provided for a $58.0 million term loan (the “Term Loan”). The Term Loan was set to mature on July 1, 2028. The Term Loan bore interest at a variable annual rate equal to the sum of (a) the greater of (i) the Wall Street Journal Prime Rate or (ii) 8.50%, and (b) 1.25% per annum. The Term Loan bore additional interest, which is equal to 2.50% of the total outstanding principal, computed daily based on the

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
actual number of days elapsed and added to the outstanding principal balance. The Company had no outstanding balance as of June 30, 2026.
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
The following table presents the changes in redeemable noncontrolling interest between March 31, 2025 and June 30, 2025.

	XO	VTS	Total
Balance at March 31, 2025	$19,966	$7,629	$27,595
Net loss attributable to redeemable noncontrolling interests	(130)	—	(130)
Redemptions of redeemable noncontrolling interests	—	(7,629)	(7,629)
Balance at June 30, 2025	$19,836	$—	$19,836
The following table presents the changes in redeemable noncontrolling interest between December 31, 2024 and June 30, 2025.

	XO	VTS	Total
Balance at December 31, 2024	$21,542	$10,889	$32,431
Net income (loss) attributable to redeemable noncontrolling interests	(266)	87	(179)
Redemptions of redeemable noncontrolling interests	(1,440)	(10,976)	(12,416)
Balance at June 30, 2025	$19,836	$—	$19,836
As all of the redeemable noncontrolling interest was eliminated during the year ended December 31, 2025, there was no activity for the three and six months ended June 30, 2026.

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
The aggregate number of shares of Class A common stock or Class B common stock, if determined by the plan administrator, available for issuance under the 2025 Plan as of the effective date of the 2025 Plan was 5.4 million shares. The amount of shares available for issuance is eligible to increase on the first day of each calendar year beginning January 1, 2026 and ending on and including January 1, 2035 by the lesser of (i) 5% of the shares of Class A common stock and Class B common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year and (ii) such lesser amount as determined by the Company’s Board of Directors. As of June 30, 2026, approximately 6.7 million shares were available for future grants under the 2025 Plan.
RSAs and RSUs
The following table presents the Company's employee and non-employee RSA activity:

	RSA Awards	Weighted-Average Grant Date Fair Value
Nonvested RSAs outstanding as of December 31, 2025	879,782	$30.70
Issued	3,000	28.66
Vested	(28,576)	23.08
Forfeited	(17,750)	31.00
Nonvested RSAs outstanding as of March 31, 2026	836,456	$30.89
Issued	28,250	26.76
Vested	(22,354)	30.59
Forfeited	(124,674)	30.91
Nonvested RSAs outstanding as of June 30, 2026	717,678	$30.80
The RSAs granted during the six months ended June 30, 2026 have service-only vesting conditions and vest over a three-year service period beginning after the first year of service. All RSAs granted to employees are considered legally issued and outstanding for voting purposes. However, for accounting and dilution purposes, only vested awards are considered issued and outstanding.
Stock-based compensation expense related to RSAs for the three and six months ended June 30, 2026 was $1.0 million and $2.6 million, respectively. Stock-based compensation expense related to RSAs for each of the three and six months ended June 30, 2025 was $0.3 million.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table presents the Company’s employee RSU activity:

	RSU Awards	Weighted-Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2025	168,624	$22.42
Issued	173,976	30.24
Vested	(19,130)	26.41
Forfeited	—	—
Nonvested RSUs outstanding as of March 31, 2026	323,470	$26.34
Issued	138,468	32.06
Vested	(1,913)	31.33
Forfeited	(3,411)	27.18
Nonvested RSUs outstanding as of June 30, 2026	456,614	$29.06
The RSUs have service-only vesting conditions and primarily vest annually over a three year service period beginning after the first year of service.
Stock-based compensation expense related to RSUs for the three and six months ended June 30, 2026 was $0.9 million and $1.6 million, respectively. There was no stock-based compensation expense related to RSUs for the three and six months ended June 30, 2025.
2020 and 2025 Incentive Award Plan - Options
The Company has granted options under the 2020 Incentive Award Plan; however, following the effectiveness of the 2025 Plan, no further grants will be made under the 2020 Plan. During the six months ended June 30, 2026, the Company issued additional stock options under the 2025 Plan with terms materially consistent with those previously issued under the 2020 Plan.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	4,595,417	$15.34	$8.68	7.6
Granted	353,050	30.53	20.60	10.0
Forfeited	(44,063)	21.57	16.43
Exercised	(325,037)	11.21	6.33
Outstanding as of March 31, 2026	4,579,367	$15.36	$10.85	7.2
Granted	27,729	35.08	23.94	10.0
Forfeited	(156,342)	23.97	16.93
Exercised	(368,538)	13.26	7.34
Outstanding as of June 30, 2026	4,082,216	$16.85	$9.83	7.3
Vested and exercisable as of June 30, 2026	2,907,323	$12.74	$5.97	6.6
Nonvested as of June 30, 2026	1,174,893	$26.99	$19.33	9.0
Stock-based compensation expense for options outstanding was $1.8 million and $3.7 million for the three and six months ended June 30, 2026, respectively. Stock-based compensation expense for options outstanding was $11.3 million and $13.0 million for the three and six months ended June 30, 2025, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
12. NET SALES
Disaggregation of Net Sales
The following tables present the disaggregation of net sales from contracts with the Company's customers for the three and six months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$49,148	$—	$—	$49,148
International Government	(3)	—	—	(3)
Commercial	4,066	—	(465)	3,601
Total net sales	$53,211	$—	$(465)	$52,746

Three Months Ended June 30, 2025	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$42,070	$—	$—	$42,070
International Government	40	—	—	40
Commercial	3,954	—	(390)	3,564
Total net sales	$46,064	$—	$(390)	$45,674

Six Months Ended June 30, 2026	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$78,863	$—	$—	$78,863
International Government	53	—	—	53
Commercial	10,421	—	(1,345)	9,076
Total net sales	$89,337	$—	$(1,345)	$87,992

Six Months Ended June 30, 2025	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$70,956	$—	$—	$70,956
International Government	136	—	—	136
Commercial	10,445	—	(1,356)	9,089
Total net sales	$81,537	$—	$(1,356)	$80,181
The revenue based on geographic location of customers is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S.	$51,530	$42,909	$83,565	$73,189
International	1,216	2,765	4,427	6,992
Total net sales	$52,746	$45,674	$87,992	$80,181
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

	June 30, 2026	December 31, 2025
Contract assets (current and non-current)	$41,948	$40,208
Contract liabilities (current and non-current)	$30,426	$32,237
Contract assets increased primarily due to a difference in timing of billing on cost plus programs and revenue recognition. The decrease in contract liabilities was driven primarily by the timing difference of milestone billing and revenue recognition. As of June 30, 2026, the Company had approximately $6.9 million of government grants earned, but not yet billed within the contract assets balance within the table above.
The amount of revenue recognized for the six months ended June 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $11.8 million.
The below table summarizes the favorable (unfavorable) impact of the net estimate at completion (“EAC”) adjustments for the following periods:

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net EAC adjustments	$(4,220)	$(3,005)	$(11,651)	$(5,301)
Net sales	$(1,912)	$(2,824)	$(8,963)	$(4,794)
Basic net loss per share	$(0.10)	$(0.20)	$(0.35)	$(0.46)
Diluted net loss per share	$(0.10)	$(0.20)	$(0.35)	$(0.46)
Performance Obligations
As of June 30, 2026, the Company had approximately $189.0 million of remaining performance obligations associated with contracts. The Company will recognize net sales as such obligations are satisfied. The Company expects to recognize net sales relating to existing performance obligations of approximately $117.4 million, $59.8 million and $11.9 million for the remaining fiscal year 2026, fiscal year 2027, and thereafter, respectively.

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
Effective the first fiscal quarter of 2026, the Company combined its Defense and National Security and Space Solutions segments into a single Defense and Space Technologies segment in order to align with how the Company's Chief Operating Decision Maker ("CODM") views results. This will enable the Company to generate internal synergies within the Defense and Space Technologies segment and to more effectively manage its resources and facilities in order to support operations across the product and service offerings. The Company's CODM allocates resources and assesses segment performance using regularly provided segment net sales and segment Adjusted Earnings before interest, taxes, depreciation and amortization ("EBITDA") under this updated segment structure. Within the segment change, there has been no change to the Company's reporting units. The segment data for the comparable period presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on the condensed consolidated financial performance of the Company for the periods presented.
Transactions between segments are generally negotiated and accounted for under terms and conditions similar to other government and commercial contracts. The reconciling item “corporate expense” includes the portion of corporate costs not considered allocable to the segments, such as legal, management and administration, and other corporate unallocable costs.
The Company’s CODM is the Chief Executive Officer. The CODM uses net sales and Adjusted EBITDA to assess segment performance and make decisions regarding the allocation of capital and other investments. During the second quarter of 2025, the Adjusted EBITDA metric used within the business by the CODM was modified to remove non-cash services as an add back. In alignment with ASC 280-10-50-36, the Company has recast its prior period Adjusted EBITDA measures to align with the new composition of the metric and the current financial benchmark used to monitor operations of the segments. These costs were historically only prevalent within the Starlab Space Stations segment and at the Corporate level.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales:
Defense and Space Technologies	$53,211	$46,064	$89,337	$81,537
Starlab Space Stations	—	—	—	—
Total net sales, reportable segments	53,211	46,064	89,337	81,537
Intersegment eliminations(1)	(465)	(390)	(1,345)	(1,356)
Total net sales	$52,746	$45,674	$87,992	$80,181

Other Segment Expenses(2):
Defense and Space Technologies	$63,196	$45,817	$110,307	$82,732
Starlab Space Stations	6,624	1,969	12,044	4,783
Total other segment expenses, reportable segments	69,820	47,786	122,351	87,515
Intersegment eliminations(1)	(465)	(390)	(1,345)	(1,356)
Corporate and other expenses	21,017	7,595	37,944	25,071
Total other segment expenses	$90,372	$54,991	$158,950	$111,230

Adjusted EBITDA:
Defense and Space Technologies	$(9,985)	$498	$(20,970)	$(568)
Starlab Space Stations	(6,624)	(1,969)	(12,044)	(4,783)
Total Adjusted EBITDA, reportable segments	(16,609)	(1,471)	(33,014)	(5,351)
Intersegment eliminations	126	—	127	—
Corporate and other expenses	(21,017)	(7,595)	(37,944)	(25,071)
Depreciation and amortization	(7,170)	(2,708)	(13,203)	(5,310)
Stock-based compensation	(3,762)	(11,547)	(7,891)	(13,270)
Finance and interest expense, net	(1,905)	(2,523)	(4,019)	(5,252)
Net loss attributable to noncontrolling interests	(2,256)	(1,683)	(4,217)	(2,674)
Interest income	3,279	2,429	7,098	3,513
Other(3)	(1,627)	(7,886)	(596)	(7,450)
Loss before taxes	$(50,941)	$(32,984)	$(93,659)	$(60,865)
__________________
(1)As a result of the Segment change during the first quarter of fiscal 2026, intersegment eliminations for comparative periods have been recast.
(2)Other Segment Expenses consist of cost of sales, research and development, selling, general, and administrative and other income or expense items which are not deducted when calculating Adjusted EBITDA.
(3)Other consists of acquisition costs, restructuring, impairment, and other income or expense items which are deducted when calculating Adjusted EBITDA. In prior period filings, ‘Interest income’ was grouped into this line item. During the third quarter of 2025, it was broken out due to materiality and prior periods have been recast to break out 'Interest income'.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s total capital expenditures were as follows:

Three Months Ended June 30, 2026	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$16,443	$18,760	$333	$35,536
Total capital expenditures	$16,443	$18,760	$333	$35,536

Three Months Ended June 30, 2025	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$662	$30,214	$18	$30,894
Total capital expenditures	$662	$30,214	$18	$30,894

Six Months Ended June 30, 2026	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$29,242	$56,588	$822	$86,652
Total capital expenditures	$29,242	$56,588	$822	$86,652

Six Months Ended June 30, 2025	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$1,704	$56,108	$53	$57,865
Total capital expenditures	$1,704	$56,108	$53	$57,865
Substantially all of the Company’s long-lived tangible assets were in the United States as of June 30, 2026 and December 31, 2025.
14. INCOME TAXES
The effective tax rate was 4.3% and (0.2)% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was (1.1)% and (0.2)% for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for all periods presented differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in the valuation allowance.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
15. NET LOSS PER COMMON SHARE
The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
(dollars in thousands, except share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss attributable to Voyager Technologies, Inc.	$(46,490)	$(31,382)	$(90,473)	$(58,320)
Accrued value of preferred stock dividends	—	5,258	—	11,259
Net loss attributable to common shareholders	$(46,490)	$(36,640)	$(90,473)	$(69,579)

Denominator:
Weighted-average common shares outstanding, basic	58,521,968	29,695,203	58,430,737	22,017,362
Weighted-average common shares outstanding, diluted	58,521,968	29,695,203	58,430,737	22,017,362

Net loss per share:
Basic	$(0.79)	$(1.23)	$(1.55)	$(3.16)
Diluted	$(0.79)	$(1.23)	$(1.55)	$(3.16)
The Company’s potentially dilutive securities, which include outstanding awards under the equity plans, have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

(in shares of common stock)	June 30, 2026	June 30, 2025
Equity Compensation Awards	5,256,508	4,458,501
Warrants	1,066,621	1,104,489
Total common stock equivalents	6,323,129	5,562,990
16. JOINT VENTURE
The Company is a majority owner of a joint venture company, Starlab Space LLC (“Starlab JV”), which began operating on April 12, 2024 when the SAA was novated with NASA. Through the SAA, the Company will receive financial assistance through Government grants for certain eligible expenses to design, build and maintain a commercial space station.
As of June 30, 2026, the Company's ownership stake is 61.2%.
Consolidated Variable Interest Entity
The Company evaluated its interests in Starlab JV and determined that it has a variable interest as of June 30, 2026. Due to the Company’s obligation to absorb losses and the right to receive benefits from the Variable Interest Entity (“VIE”) along with the ability to direct the activities that most significantly impact Starlab JV’s economic performance (including control over three of the five seats on the Board of Directors at Starlab JV), the Company was determined to be the primary beneficiary and is therefore consolidating the Starlab JV.
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

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$48,440	$54,610
Accounts receivable, net	—	10,003
Prepaid expenses and other current assets	12,082	17,790
Property and equipment, net	154,983	127,735
Operating lease right-of-use assets	22	64
Other assets	604	723
TOTAL ASSETS	$216,131	$210,925
LIABILITIES
Accounts payable	$22,700	$18,107
Operating lease liabilities	22	64
Accrued expenses and other current liabilities	7,968	15,898
Operating lease liabilities, non-current	—	—
Contract liabilities to related parties, non-current	9,003	9,003
TOTAL LIABILITIES	$39,693	$43,072
17. COMMITMENTS AND CONTINGENCIES
Non-Cancelable Service Contract Commitments
The Company has a commitment for services for the Starlab program. As of June 30, 2026 and December 31, 2025, the Company has a commitment for future services for $90.0 million. The terms of the arrangement also allow the Company to terminate the agreement for convenience for 25% of the contract value less what has been paid inception to date. If the Company were to cancel the services, it would owe $13.5 million to the provider.
The Company has commitments for various services to assist in payload and launch analyses for the Starlab program and throughout the business units for various contracts, as well as to assist in space exploration technologies. As of June 30, 2026, for these service related contracts the Company has commitments through 2028, totaling $6.5 million.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
18. RELATED PARTIES
The Company had no accounts receivable and accounts payable balances outstanding from transactions with related parties as of June 30, 2026.
The Company had no net sales balance and had an immaterial amount of expenses with related parties, which are included in the Company's condensed consolidated statement of operations for the three and six months ended June 30, 2026 and 2025.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
19. SUPPLEMENTAL CASH FLOW
Selected cash payments and non-cash activities are as follows:

	Six Months Ended
	June 30, 2026	June 30, 2025
Supplemental cash flow information:
Cash paid for interest	$1,893	$2,905
Cash paid for income taxes	$1,361	$817
Supplemental non-cash investing and financing activities:
Warrants issued for common stock	$—	$3,807
Operating lease liabilities arising in exchange for obtaining right-of-use assets	$23,765	$1,446
Non-cash services and prepaid expenses contracted in exchange for common stock	$2,000	$3,000
Issuance of common stock in consideration for business acquisition	$—	$1,000
Issuance of common stock for purchase of noncontrolling interest	$—	$4,787
Conversion of debt to common stock upon initial public offering	$—	$25,336
Conversion of 2024 Convertible Notes to common stock	$—	$8,002
Non-cash additions of property and equipment	$747	$530
Construction in Progress grants earned, but not received as of year end offsetting capital expenditures	$6,929	$—
20. SUBSEQUENT EVENTS
Acquisition of Astrobotic Technology, Inc.
On June 1, 2026, the Company entered into a definitive agreement to acquire Astrobotic Technology, Inc. ("Astrobotic"). Astrobotic specializes in both lunar and terrestrial systems for space exploration. Their technical expertise ranges from designing and manufacturing lunar landers and rovers to creating power infrastructure networks to terrestrial rockets and rocket test beds. Per the definitive agreement, the Company could acquire 100% of the equity securities of Astrobotic for $300.0 million in consideration, which was comprised of $162.2 million base consideration, $9.0 million in assumed debt and $128.8 million in contingent consideration, on an undiscounted basis. On July 10, 2026, the Company closed the acquisition, the base consideration and assumed debt were settled for $96.1 million in cash and 2,024,880 shares of Class A common stock. As of the date of this Quarterly Report, $69.5 million of the contingent consideration was deemed earned, and will be payable in a mix of cash and equity consideration. The remaining contingent consideration is still outstanding until March 31, 2028 and will be settled in the same equity to cash mix.
The close date of the acquisition occurred subsequent to the Company's fiscal quarter end on June 30, 2026, therefore the initial accounting, as well as the allocation of the purchase price to the underlying assets acquired and liabilities assumed, which is subject to a formal valuation process, has not yet been completed. The Company will reflect all required disclosures associated with the initial accounting of the acquisition, including the initial purchase price allocation, within its Form 10-Q for the third fiscal quarter of 2026. The purchase price allocation will be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition close date. The purchase price allocation for this acquisition is not yet available, however, the Company expects a substantial majority of the purchase price will be allocated to goodwill and intangible assets.
Credit Facility Amendment
On July 6, 2026, the Company and its subsidiaries entered into a Fourth Amendment to the Credit Agreement related to the Company's Credit Facility, dated May 30, 2025 (the "Fourth Amendment"). The Fourth Amendment amended the Credit Facility to, among other things, (i) increase the aggregate amount of the commitments by $50.0 million to $250.0 million and (ii) provide for certain changes to the covenants and other provisions contained therein. The Credit Agreement, as amended by the Fourth Amendment, continues to provide the Company with an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
aggregate commitments by up to an additional $150.0 million, for a total potential facility size of $400.0 million. The Fourth Amendment is not expected to have a material impact on the Company's financial position.
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
We have grown both organically and through acquisitions, including Nanoracks, Valley Tech Systems, Space Micro, Zin Technologies, ExoTerra, Estes and most recently, Astrobotic in July 2026. We serve as a “prime” contractor and “subcontractor” to various government and private enterprise customers through our defense, national security, and space product offerings. Since 2019 to the period ended June 30, 2026, we have executed and successfully vertically and horizontally integrated twelve acquisitions, with revenue of $52.7 million and $88.0 million for the three and six months ended June 30, 2026, respectively. In addition, we received cash proceeds from NASA grants of $3.8 million and $27.8 million during the three and six months ended June 30, 2026, respectively and $211.0 million cash proceeds to date. We have $6.5 million of eligible proceeds remaining as of June 30, 2026, from our $217.5 million development grant with NASA to design Starlab, the commercial space station replacement for the ISS when it is decommissioned in 2030. We intend to operate Starlab through the Starlab JV, a Voyager-led and majority-owned global joint venture, with international equity partners that include Airbus, Mitsubishi and MDA Space. Our growth and increased size and scale are the result of investment and focus on our key technology offerings, as well as our ability to attract, cultivate and integrate accretive acquisitions.
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
Backlog
Our total backlog is comprised of funded and unfunded backlog. Our funded backlog represents the portion of definitized contracts with customers that contain remaining performance obligations. Unfunded backlog includes contractual value that has yet to be funded, unexercised contract options and bookings under indefinite delivery/indefinite quantity (“IDIQ”) contracts that has been definitized. In order to effectively manage our resources and develop our financial budgets, we continuously monitor our backlog.
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
Backlog in our segments includes both single and multi-year awards. Fluctuations in backlog are driven primarily by the timing of large program wins. Total backlog as of June 30, 2026 was $335.5 million, of which $189.0 million was funded. We expect to convert 62.1% of the total $189.0 million of funded backlog as of June 30, 2026 into revenue in the remaining periods of 2026.

In addition, our backlog is subject to meaningful customer concentration risk. As of June 30, 2026, 87.7% of the total dollar value of our funded backlog related to our top customer, the U.S. government. For purposes of evaluating our backlog, we consider all U.S. government entities to be one customer. Additionally, backlog that is originally funded through U.S. government efforts is considered to be U.S. government backlog even if the program is directly contracted through an intermediary.
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
Our business is organized into market sectors based on our products and services, and we have two reportable segments: (i) Defense and Space Technologies and (ii) Starlab Space Stations. Effective the first fiscal quarter of 2026, we combined our Defense and National Security and Space Solutions segments into a single Defense and Space Technologies segment. The segment data for the comparable period presented has been recast to conform to the current period presentation for all activities of the reorganized segments. Recasting this historical information did not have an impact on our consolidated financial performance for the periods presented. See Part I “Notes to Condensed Consolidated Financial Statements—Note 13. Segment Reporting” elsewhere in this Quarterly Report.
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
The following table sets forth our net sales by contract type for the periods indicated:

(dollars in thousands)	Three Months Ended		Six Months Ended
Net sales by contract type	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost-plus fee and time and materials	$21,482	$27,709	$38,416	$48,144
Firm fixed price	31,264	17,965	49,576	32,037
Total net sales	$52,746	$45,674	$87,992	$80,181
The following table sets forth our net sales by customer for the periods indicated:

(dollars in thousands)	Three Months Ended		Six Months Ended
Net sales by customer	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
U.S. Government	$49,148	$42,070	$78,863	$70,956
Commercial and international	3,598	3,604	9,129	9,225
Total net sales	$52,746	$45,674	$87,992	$80,181
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

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, software and facility costs. For the three and six months ended June 30, 2026, gross research and development costs were $10.6 million and $23.7 million, respectively. For the three and six months ended June 30, 2025, gross research and development costs were $2.8 million and $8.8 million, respectively.
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
On December 1, 2021, Nanoracks LLC, a subsidiary of Voyager, entered into an agreement under the SAA with NASA (the “Nanoracks Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Nanoracks Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. Once a milestone is earned, we are under no further obligation to continue work on Starlab. All milestone payments have now been earned as of June 30, 2026. As of June 30, 2026, we have cumulatively earned $211.0 million.
In addition to the SAA program, we are under contract for other governmental grant assistance programs associated with funding critical government initiatives for operations and infrastructure development within our company.
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the government grant assistance is related to costs incurred, the assistance is deducted from the related expense. The following table sets forth the government grant assistance offset against research and development and construction in progress for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Government grant assistance offset against research and development	$3,305	$2,250	$8,895	$4,250
Government grant assistance offset against construction in progress	$7,022	$20,250	$27,456	$38,250
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
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$52,746	$45,674	$7,072	15.5%
Cost of sales	48,289	37,464	10,825	28.9%
Gross profit	4,457	8,210	(3,753)	(45.7)%
Operating expenses:
Selling, general, and administrative	43,672	30,241	13,431	44.4%
Research and development	7,336	502	6,834	*
Amortization of acquired intangibles	4,857	1,604	3,253	*
Loss from operations	$(51,408)	$(24,137)	$(27,271)	113.0%
Other income (expense):
Loss on debt extinguishment	—	(7,804)	7,804	*
Finance and interest expense, net	(1,905)	(2,523)	618	(24.5)%
Other income, net	2,372	1,480	892	60.3%
Loss before income taxes	(50,941)	(32,984)	(17,957)	54.4%
Income tax (benefit) expense	(2,195)	81	(2,276)	*
Net loss	(48,746)	(33,065)	(15,681)	47.4%
Net loss attributable to noncontrolling interests	(2,256)	(1,683)	(573)	34.0%
Net loss attributable to Voyager Technologies, Inc.	$(46,490)	$(31,382)	$(15,108)	48.1%
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$87,992	$80,181	$7,811	9.7%
Cost of sales	85,081	66,386	18,695	28.2%
Gross profit	2,911	13,795	(10,884)	(78.9)%
Operating expenses:
Selling, general, and administrative	75,029	56,527	18,502	32.7%
Research and development	14,847	4,542	10,305	*
Amortization of acquired intangibles	9,090	3,152	5,938	188.4%
Loss from operations	$(96,055)	$(50,426)	$(45,629)	90.5%
Other income (expense):
Loss on debt extinguishment	—	(7,804)	7,804	*
Finance and interest expense, net	(4,019)	(5,252)	1,233	(23.5)%
Other income, net	6,415	2,617	3,798	145.1%
Loss before income taxes	(93,659)	(60,865)	(32,794)	53.9%
Income tax expense	1,031	129	902	*
Net loss	(94,690)	(60,994)	(33,696)	55.2%
Net loss attributable to noncontrolling interests	(4,217)	(2,674)	(1,543)	57.7%
Net loss attributable to Voyager Technologies, Inc.	$(90,473)	$(58,320)	$(32,153)	55.1%
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%
Net sales

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$52,746	$45,674	$7,072	15.5%
The increase in net sales for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 was primarily related to an increase in U.S. sales of $8.6 million and partially offset by a decrease in sales in the international market. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$87,992	$80,181	$7,811	9.7%
The increase in net sales for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 was primarily related to an increase in U.S. sales of $10.4 million and partially offset by a decrease in sales in the international market. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”

Cost of sales

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Cost of sales	$48,289	$37,464	$10,825	28.9%
The increase in costs of sales was primarily due to the increase in total net sales volumes, primarily driven by an increase in U.S. sales volume of $8.6 million and program mix for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Cost of sales	$85,081	$66,386	$18,695	28.2%
The increase in costs of sales was primarily due to the increase in total net sales volumes, primarily related to an increase in U.S. sales of $10.4 million and program input costs associated with firm fixed price programs, which experienced an increase in aggregate of $6.4 million more for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Selling, general, and administrative

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Selling, general, and administrative	$43,672	$30,241	$13,431	44.4%
The increase in selling, general, and administrative costs was primarily due to the increase in corporate expenses and expenses related to headcount growth of $10.5 million due to our expansion and oversight functions for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Selling, general, and administrative	$75,029	$56,527	$18,502	32.7%
The increase in selling, general, and administrative costs was primarily due to the increase in corporate expenses related to headcount growth, oversight functions, and acquisitions of $18.8 million for six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Research and development

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Research and development	$7,336	$502	$6,834	*
The increase in research and development was primarily due to the increase in Starlab research and development efforts of $4.3 million, along with $2.3 million in combined efforts primarily related to strategic systems research and development during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Research and development	$14,847	$4,542	$10,305	*
The increase in research and development was primarily due to the increase in Starlab research and development efforts of $5.9 million, along with $4.7 million in combined efforts primarily related to strategic systems research and development for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Amortization of acquired intangibles

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Amortization of acquired intangibles	$4,857	$1,604	$3,253	*
The increase in amortization of acquired intangibles during the three months ended June 30, 2026 was primarily driven by additional acquired intangibles related to business acquisitions in 2025 incurring a full amortization period for the three months ended June 30, 2026.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Amortization of acquired intangibles	$9,090	$3,152	$5,938	188.4%
The increase in amortization of acquired intangibles during the six months ended June 30, 2026 was primarily driven by additional acquired intangibles related to business acquisitions in 2025 incurring a full amortization period for the six months ended June 30, 2026 contributing to an additional amortization of $4.8 million.
Loss on debt extinguishment

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Loss on debt extinguishment	$—	$(7,804)	$7,804	*
The $7.8 million loss on debt extinguishment during the three months ended June 30, 2025 was driven by the extinguishment of our Term Loan and Convertible Debt, as compared to no activity during the three months ended June 30, 2026.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Loss on debt extinguishment	$—	$(7,804)	$7,804	*
The $7.8 million loss on debt extinguishment during the six months ended June 30, 2025 was driven by the extinguishment of our Term Loan and Convertible Debt, as compared to no activity during the six months ended June 30, 2026.
Finance and interest expense, net

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Finance and interest expense, net	$(1,905)	$(2,523)	$618	(24.5)%
The decrease in finance and interest expense, net was driven primarily by lower interest expenses associated with our Term Loan extinguishment during the three months ended June 30, 2025, which did not incur interest during the three months ended June 30, 2026.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Finance and interest expense, net	$(4,019)	$(5,252)	$1,233	(23.5)%
The decrease in finance and interest expense, net was driven primarily by lower interest expenses associated with our Term Loan extinguishment during the three months ended June 30, 2025, which did not incur interest during the six months ended June 30, 2026.

Other income, net

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Other income, net	$2,372	$1,480	$892	60.3%
The increase in other income, net was associated with increased interest income associated with increased cash holdings during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Other income, net	$6,415	$2,617	$3,798	145.1%
The increase in other income, net was associated with increased interest income of $3.1 million associated with increased cash holdings during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Income tax (benefit) expense

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Income tax (benefit) expense	$(2,195)	$81	$(2,276)	*
The change in income tax (benefit) expense during the three months ended June 30, 2026 was associated with a decrease in deferred tax liabilities, as compared to the three months ended June 30, 2025.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Income tax expense	$1,031	$129	$902	*
The increase in income tax expense was associated with an increase in deferred tax liabilities not able to support the realization of deferred tax assets during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
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

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales:
Defense and Space Technologies	$53,211	$46,064	$89,337	$81,537
Starlab Space Stations	—	—	—	—
Total net sales, reportable segments	53,211	46,064	89,337	81,537
Intersegment eliminations	(465)	(390)	(1,345)	(1,356)
Total net sales	$52,746	$45,674	$87,992	$80,181

Adjusted EBITDA:
Defense and Space Technologies	$(9,985)	$498	$(20,970)	$(568)
Starlab Space Stations	(6,624)	(1,969)	(12,044)	(4,783)
Total Adjusted EBITDA, reportable segments	$(16,609)	$(1,471)	$(33,014)	$(5,351)
Intersegment eliminations	$126	$—	$127	$—
Corporate and other expenses	$(21,017)	$(7,595)	$(37,944)	$(25,071)
Defense and Space Technologies
The following tables provide selected financial information for the Defense and Space Technologies segment.

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$53,211	$46,064	$7,147	15.5%

Adjusted EBITDA	$(9,985)	$498	$(10,483)	*
Adjusted EBITDA margin percentage	(18.8)%	1.1%
The increase in net sales during the three months ended June 30, 2026 was driven primarily by an increase of $7.1 million in U.S. government net sales as compared to the three months ended June 30, 2025.
The decrease in Adjusted EBITDA during the three months ended June 30, 2026 was driven by increases in segment research and development expenses related to increased investment in product development, selling expenses, and program cost growth of $18.7 million compared to the three months ended June 30, 2025, offset partially by the increase in net sales of $7.1 million.

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$89,337	$81,537	$7,800	9.6%

Adjusted EBITDA	$(20,970)	$(568)	$(20,402)	*
Adjusted EBITDA margin percentage	(23.5)%	(0.7)%
The increase in net sales during the six months ended June 30, 2026 was driven primarily by a $7.9 million increase in U.S. government net sales as compared to the six months ended June 30, 2025.
The decrease in Adjusted EBITDA during the six months ended June 30, 2026 was driven by increases in segment research and development expenses related to increased investment in product development, selling expenses, and program cost growth of $29.9 million compared to the six months ended June 30, 2025, offset partially by the increase in net sales of $7.8 million.

Starlab Space Stations
The following table provides selected financial information for the Starlab Space Stations segment:

	Three Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$—	$—	$—	*

Adjusted EBITDA	$(6,624)	$(1,969)	$(4,655)	*
Adjusted EBITDA margin percentage	*	*
The decrease in Adjusted EBITDA during the three months ended June 30, 2026 was driven primarily by the $4.3 million increase in Starlab's research and development expenses due primarily to an increase in non-cash related research and development efforts of $1.8 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year	%
Net sales	$—	$—	$—	*

Adjusted EBITDA	$(12,044)	$(4,783)	$(7,261)	151.8%
Adjusted EBITDA margin percentage	*	*
The decrease in Adjusted EBITDA during the six months ended June 30, 2026 was driven primarily by the $5.9 million increase in Starlab's research and development expenses due primarily to an increase in non-cash related research and development efforts of $2.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.
Intersegment Eliminations
As a result of the segment change effective for the first quarter of fiscal 2026, intersegment eliminations for comparative periods have been recast.
Intersegment eliminations are related to projects between our segments, including the construction of our Starlab program. Intersegment eliminations increased to $0.5 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025. This change in intersegment eliminations was primarily related to an increase in Starlab driven programs.
Intersegment eliminations decreased to $1.3 million for the six months ended June 30, 2026, as compared to $1.4 million for the six months ended June 30, 2025. This change in intersegment eliminations was primarily related to a decrease in Starlab driven programs.
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

The following tables set forth our key performance metrics, which are further discussed below:

(dollars in thousands)	June 30, 2026	December 31, 2025
Funded backlog(1)
Defense and Space Technologies	$183,003	$140,102
Starlab Space Stations	6,005	6,003
Total funded backlog	189,008	146,105
Unfunded backlog(2)	146,504	119,485
Total backlog	$335,512	$265,590
__________________
(1)Funded backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any unfunded contract options. Our backlog may also include, as of any date of estimation, change orders for any project that have been confirmed, either in writing or verbally, or formally contracted.
(2)Unfunded backlog represents unfunded contract value remaining on contracts, customer options for future products or services that have not yet been exercised and potential bookings under IDIQ contracts. As of June 30, 2026, unfunded backlog was primarily comprised of customer options for future products or services that have not yet been exercised in the Defense and Space Technologies segment.

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$52,746	$45,674	$87,992	$80,181
Gross profit	$4,457	$8,210	$2,911	$13,795
Net loss attributable to Voyager Technologies, Inc.	$(46,490)	$(31,382)	$(90,473)	$(58,320)
Adjusted EBITDA(1)	$(37,500)	$(9,066)	$(70,831)	$(30,422)
Adjusted net loss per share(2)	$(0.70)	$(0.52)	$(1.31)	$(2.10)
Net cash used in operating activities	$(44,315)	$(16,549)	$(84,027)	$(30,903)
Free cash flow(3)	$(72,829)	$(27,194)	$(139,623)	$(50,518)
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

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss attributable to Voyager Technologies, Inc.	$(46,490)	$(31,382)	$(90,473)	$(58,320)
Finance and interest expense, net	1,905	2,523	4,019	5,252
Depreciation and amortization	7,170	2,708	13,203	5,310
Income tax (benefit) expense	(2,195)	81	1,031	129
EBITDA	(39,610)	(26,070)	(72,220)	(47,629)
Stock-based compensation	3,762	11,547	7,891	13,270
Business acquisition costs(1)	2,008	284	2,419	440
Restructuring(2)	966	529	1,710	947
Net loss attributable to noncontrolling interests	(2,256)	(1,683)	(4,217)	(2,674)
Interest income	(3,279)	(2,428)	(7,098)	(3,513)
Other(3)	909	8,755	684	8,737
Adjusted EBITDA	$(37,500)	$(9,066)	$(70,831)	$(30,422)
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
Adjusted net loss attributable to common shareholders and Adjusted net loss per common share
We consider adjusted net loss attributable to common shareholders and adjusted net loss per common share to be useful, supplemental measures of our operations on a consolidated basis and on a per share basis adjusting for items that are considered either non-operational, significant infrequent expenses, or sources of income that are not recurring to the business on a frequent basis. We define adjusted net loss attributable to common shareholders as the net income or loss attributable to common shareholders adjusted for stock-based compensation, business acquisition costs, restructuring, impairment losses, deferred income tax (benefit) expense and other items mainly related to financing expenses and other individually immaterial items. We define adjusted net loss per common share as adjusted net loss attributable to common shareholders divided by our diluted basis number of weighted-average shares outstanding during the period. Since the adjustments made for presentational purposes do not impact the tax basis, the adjustments have been presented on a tax free basis.

	Three Months Ended		Six Months Ended
(dollars in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss attributed to common shareholders	$(46,490)	$(36,640)	$(90,473)	$(69,579)
Stock-based compensation	3,762	11,547	7,891	13,270
Business acquisition costs(1)	2,008	284	2,419	440
Restructuring(2)	966	529	1,710	947
Deferred income tax (benefit) expense	(2,179)	30	985	28
Other(3)	909	8,755	684	8,737
Adjusted net loss attributable to common shareholders	$(41,024)	$(15,495)	$(76,784)	$(46,157)
Adjusted net loss per common share	$(0.70)	$(0.52)	$(1.31)	$(2.10)
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

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(44,315)	$(16,549)	$(84,027)	$(30,903)
Purchases of property and equipment	(35,536)	(30,895)	(86,652)	(57,865)
Grant funding for property and equipment	7,022	20,250	31,056	38,250
Free cash flow	$(72,829)	$(27,194)	$(139,623)	$(50,518)

The reconciliation between total Voyager capital expenditures, Starlab Space Stations capital expenditures and capital expenditures excluding Starlab for the periods presented is shown below:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total Voyager capital expenditures	$35,536	$30,894	$86,652	$57,865
Less: Starlab Space Stations capital expenditures	18,760	30,214	56,588	56,108
Capital expenditures excluding Starlab Space Stations	$16,776	$680	$30,064	$1,757
Innovation Spend
We are focused on delivering innovative solutions to the defense, national security, and space end markets, and research and development is at the core of our business. We believe innovation spend and innovation spend excluding Starlab provide our management and investors useful measures of our aggregate spend on research and development type activities in support of our customers’ needs and our future growth. However, innovation spend is an operating metric, not a financial measure calculated or presented in accordance with GAAP, and companies in our industry may calculate innovation spend or similar operating metrics differently than we do. We define innovation spend as qualified research and development costs associated with the Internal Revenue Service (“IRS”) Section 174 categorization, as well as spend on designated development programs. Development programs are defined as initiatives that, when developed, will expand our product offerings under a customer funded arrangement. Innovation spend is comprised of various costs recognized in cost of sales and research and development costs within our consolidated statements of operations, as well as certain costs capitalized within property and equipment, net on our consolidated balance sheets. We define innovation spend excluding Starlab as innovation spend, minus the portion of innovation spend attributable to Starlab Space Stations. The table below sets forth the components of our innovation spend and innovation spend excluding Starlab for the six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Qualified research and development under section 174	$32,939	$32,658	$77,979	$66,257
Development program innovation spend(1)	20,866	5,989	29,184	11,502
Innovation spend	53,805	38,647	107,163	77,759
Less: Starlab Space Stations innovation spend	24,766	30,538	61,337	59,916
Innovation spend excluding Starlab Space Stations	$29,039	$8,109	$45,826	$17,843
Innovation spend as a percentage of net sales	102.0%	84.6%	121.8%	97.0%
Innovation spend excluding Starlab Space Stations as a percentage of net sales	55.1%	17.8%	52.1%	22.3%

___________________
(1)Development program innovation spend represents program spend on designated innovation programs within the business that is necessary for fulfillment of performance obligations on revenue generating programs.
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of approximately $373.4 million, which primarily consisted of proceeds from our 2030 Convertible Notes, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts. As of June 30, 2026, we also had $212.1 million in available revolver capacity, which brings our available liquidity to approximately $585.5 million.
We currently expect that our principal sources of funding will include our cash from operations, current cash balances and ability to draw on our Credit Facility (as defined below). We are focused on maintaining flexibility in the future evolution of our capital structure and seeking to access the lowest cost of capital while also remaining opportunistic as organic and external opportunities arise. Targeted external growth opportunities would be funded primarily with a mix of equity, cash, and debt. In addition to NASA funding, we expect to consider all financing options for Starlab, including funding through a combination of customer prebuys, the largest examples being other international space agencies, where prospective customers pay us in advance for usage of Starlab, as well as capital markets financing, including equity and project-based financing.
Since inception, we have incurred cumulative losses from operations and had an accumulated deficit of $476.4 million as of June 30, 2026. We will need to raise additional funds to meet our long-term strategic plans, and management believes it will be able to obtain additional financing to fund its operations. However, there can be no assurance that we will be successful in achieving our strategic plans, that our cash balance and future capital raises will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
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
Our primary operating cash requirements include the payment of compensation and related costs, financing acquisitions, ongoing investment in Starlab and costs for our facilities and information technology infrastructure. As of June 30, 2026, we believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
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

Summary of Cash Flows
The following table presents the major components of our cash used in operating activities, cash used in investing activities and cash provided by financing activities for the periods presented:

	Six Months Ended		Change
(dollars in thousands)	June 30, 2026	June 30, 2025	Year over Year
Net cash used in operating activities	$(84,027)	$(30,903)	$(53,124)
Net cash used in investing activities	(61,433)	(26,187)	(35,246)
Net cash provided by financing activities	27,600	469,955	(442,355)
Effect of foreign exchange on cash and cash equivalents	(33)	130	(163)
Net (decrease) increase in cash and cash equivalents	$(117,893)	$412,995	$(530,888)
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
The increase in cash used in operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was driven by the increase in net loss year over year of $33.7 million, along with the decrease in working capital changes of $13.1 million.
Investing Activities
The primary driver for the increase in cash used in investing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was the increase in cash used to purchase property and equipment of $28.8 million and a reduction of grants to offset purchases of $7.2 million. Starlab capital investment accounted for $8.1 million of the increase in cash used for purchases of property and equipment, net of grants, with the remaining utilized for increasing manufacturing capacity. The cash provided by grant funding for construction in progress was partially offset by activities to settle acquisition working capital amounts.
Financing Activities
The decrease of cash generated in financing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was driven by proceeds from our cash raised during the six months ended June 30, 2025 of $409.4 million from our IPO proceeds along with $161.9 million raised in our issuance of common stock and preferred stock prior to IPO. This decrease was slightly offset by the $37.6 million payments on preferred shares and a $64.4 million repayment of the Term Loan during the six months ended June 30, 2025. Noncontrolling interest sale increased of $13.0 million during the six months ended June 30, 2026, and stock option exercise inflows of $8.4 million also partially offset the decrease in financing inflows.

Outstanding Indebtedness
The following table summarizes our long-term debt:

(dollars in thousands)	June 30, 2026	December 31, 2025
2030 Convertible Notes	$460,000	$460,000
Less: debt issuance costs	(11,097)	(12,366)
Net carrying amount	448,903	447,634
Less: current portion	—	—
Total long-term debt, net	$448,903	$447,634
Credit Facility
On May 30, 2025, we entered into a new senior secured revolving credit facility with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200.0 million. On July 6, 2026, we entered into a Fourth Amendment (the " Fourth Amendment") to such senior secured revolving credit facility (as amended, the "Credit Facility"). The Fourth Amendment amended the Credit Facility to, among other things, (i) increase the aggregate amount of the commitments by $50.0 million to $250.0 million and (ii) provide for certain changes to the covenants and other provisions contained therein. The Credit Facility is being used for working capital and other general corporate purposes. The Credit Facility has an initial maturity of four years from the original closing date and includes an uncommitted accordion feature that permits us, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150.0 million, for a total potential facility size of $400.0 million. Borrowings under the Credit Facility bear interest at a variable rate based on Adjusted Term SOFR plus an applicable margin. The applicable margin for borrowings ranges from 2.25% to 2.75%, depending on our consolidated liquidity levels, as defined in the agreement. In addition, we are required to pay an undrawn commitment fee ranging from 0.25% to 0.30% on the unused portion of the Credit Facility, also based on liquidity levels. The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount as of the last day of each fiscal quarter and minimum consolidated revenue amounts over a trailing four quarter period. The obligations under the Credit Facility are secured by substantially all of Voyager and our domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions. During the year ended December 31, 2025, we used the Credit Facility to draw down $64.5 million and repay our outstanding Term Loan commitment. The withdrawn funds were repaid the same day to the Credit Facility. As of June 30, 2026, the Company had no drawn amounts on the Credit Facility.
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
As of June 30, 2026, the principal outstanding is $460.0 million. Unamortized debt discount and issuance costs related to the 2030 Convertible Notes totaled $11.1 million as of June 30, 2026 and are amortized to interest expense, included within other income (expense), net on our condensed consolidated statements of operations over the contractual term of the notes. For the six months ended June 30, 2026, there was $1.3 million in amortization of debt discount and issuance costs. The 2030 Convertible Notes accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. Interest expense associated with the 2030 Convertible Notes was $1.7 million for the six months ended June 30, 2026.

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
The Capped Call Transactions meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in capital within stockholders’ equity.
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
During the three months ended June 30, 2026, 111,500 shares were physically delivered to us, and are considered treasury stock. These shares are not included in the weighted-average shares outstanding calculation because they are considered shares issued but not outstanding. As of June 30, 2026, 454,700 shares have been physically delivered to us in connection with the Prepaid Forward.
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
Starlab Credit Facility
On December 18, 2025, our Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of up to $20.0 million. The percentage of the credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of a NASA contract. Borrowings under the Starlab Credit Facility bear interest based on the Secured Overnight Financing Rate (“SOFR”) rate plus basis points ranging depending on total liquidity. In addition, we are required to pay an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. As of June 30, 2026, we had no drawn amounts on the Starlab Credit Facility. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements— Note 9. Debt”, for additional information.
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Interest Rate Risk
We had cash and cash equivalents totaling $373.4 million as of June 30, 2026. Our cash and cash equivalents are held for working capital purposes.
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
As of June 30, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. However, none of our outstanding indebtedness held as of June 30, 2026 was subject to variable interest rates. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities prior to maturity.
As of June 30, 2026, we are not exposed to interest rate risk on variable-rate borrowings based on the retirement of our debt commitments. As of June 30, 2026, we had no variable rate indebtedness and are therefore not subject to any hypothetical interest rate fluctuations.

We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our variable-rate borrowings.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our condensed consolidated financial statements for contracts denominated in a foreign currency. As of June 30, 2026, a hypothetical 10% depreciation in the U.S. dollar relative to the year end foreign currencies under our contracts in place as of those dates would not have had a material impact to our net sales.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
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
None not otherwise reported on a Current Report on Form 8-K.
ITEM 5. OTHER INFORMATION
(a)Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider trading arrangements and policies.
During the quarter ended June 30, 2026, none of our directors or “officers” (as defined in 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such terms are defined under Rule 408 of Regulation S-K, except as follows:
On May 12, 2026, Matthew Kuta, our President, Co-Founder and Director, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 199,807 shares of our Class A common stock. The plan will expire on May 11, 2027, subject to early termination in accordance with the arrangement.
On May 12, 2026, Margaret Vernal, our Chief Legal Officer, General Counsel and Secretary, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,937 shares of our Class A common stock. The plan will expire on August 10, 2027, subject to early termination in accordance with the arrangement.
On May 13, 2026, Matthew Magaña, our President of Space, Defense & National Security, adopted a Rule 10b5-1(c) trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 27,500 shares of our Class A common stock. The plan will expire on August 10, 2027, subject to early termination in accordance with the arrangement.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Voyager Technologies, Inc., a Delaware Corporation, into Voyager Technologies, Inc., a Texas Corporation	8-K	001-42694	2.1	6/18/2026
3.1	Certificate of Formation of Voyager Technologies, Inc.	8-K	001-42694	3.1	6/18/2026
3.2	Bylaws of Voyager Technologies, Inc. as a Texas Corporation	8-K	001-42694	3.2	6/18/2026
10.1	Fourth Amendment, dated as of July 6, 2026, by and among the Company, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-42694	10.1	7/8/2026
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYAGER TECHNOLOGIES, INC.

Date: August 4, 2026	By: /s/ Dylan Taylor
Dylan Taylor
Chief Executive Officer and Chairman (principal executive officer)

Date: August 4, 2026	By: /s/ Filipe De Sousa
Filipe De Sousa
Chief Financial Officer (principal financial officer)

Date: August 4, 2026	By: /s/ Lance Weber
Lance Weber
Chief Accounting Officer (principal accounting officer)