Form 10-Q
period 2026-09-30
Voyager Technologies, Inc./TX
filed 2026-11-03
CIK 1788060

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There were 56,339,819 shares of registrant’s Class A common stock and 5,758,566 shares of Class B common stock outstanding as of October 30, 2026.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
The accompanying notes are an integral part of these condensed consolidated financial statements

(in thousands, except share amounts)	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$553,613	$491,329
Accounts receivable, net	42,899	29,819
Contract assets	40,929	29,786
Inventories	12,451	3,825
Advanced payments, current	6,000	—
Prepaid expenses and other current assets	31,974	26,541
TOTAL CURRENT ASSETS	687,866	581,300
Property and equipment, net	267,609	164,286
Operating lease right-of-use assets	37,643	18,164
Intangible assets, net	203,351	98,982
Goodwill	371,825	157,674
Other assets	23,978	30,048
TOTAL ASSETS(1)	$1,592,272	$1,050,454

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,414	$27,386
Contract liabilities	74,233	24,338
Operating lease liabilities	8,132	5,831
Accrued expenses and other current liabilities	105,633	75,472
TOTAL CURRENT LIABILITIES	234,412	133,027
Operating lease liabilities, non-current	33,267	13,336
Contract liabilities, non-current	39,742	7,899
Convertible notes, net	841,070	447,634
Deferred tax liabilities	8,767	8,858
Other long-term liabilities	66,144	10,167
TOTAL LIABILITIES(1)	$1,223,402	$620,921
Commitments and Contingencies (Note 17)
Class A common stock: $0.0001 par value per share; 400,000,000 shares authorized, 58,346,000 shares issued and 56,338,000 shares outstanding at September 30, 2026, 400,000,000 shares authorized, 54,546,859 shares issued, and 53,383,859 shares outstanding at December 31, 2025	5	5
Class B common stock: $0.0001 par value per share; 50,000,000 shares authorized, 5,758,566 shares issued and outstanding at September 30, 2026; 50,000,000 shares authorized and 5,758,566 shares issued and outstanding at December 31, 2025	1	1
Additional paid-in capital	899,696	797,438
Treasury stock, at cost	(47,840)	(27,702)
Accumulated other comprehensive loss	(58)	(95)
Accumulated deficit	(532,080)	(385,927)
Total Voyager Technologies, Inc. equity	319,724	383,720
Noncontrolling interests	49,146	45,813
TOTAL EQUITY	368,870	429,533
TOTAL LIABILITIES AND EQUITY	$1,592,272	$1,050,454
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

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
The accompanying notes are an integral part of these condensed consolidated financial statements

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except share and per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$88,715	$39,587	$176,707	$119,768
Cost of sales	78,484	33,497	163,565	99,883
Gross profit	10,231	6,090	13,142	19,885
Operating expenses:
Selling, general, and administrative	47,846	25,106	122,875	81,633
Research and development	16,347	3,038	31,194	7,580
Amortization of acquired intangibles	7,941	1,989	17,031	5,141
Loss from operations	(61,903)	(24,043)	(157,958)	(74,469)
Other income (expense):
Loss on debt extinguishment	—	—	—	(7,804)
Finance and interest expense, net	(2,695)	(200)	(6,714)	(5,452)
Other income, net	2,495	4,145	8,910	6,762
Loss before income taxes	(62,103)	(20,098)	(155,762)	(80,963)
Income tax benefit	(3,730)	(1,762)	(2,699)	(1,633)
Net loss	(58,373)	(18,336)	(153,063)	(79,330)
Net loss attributable to noncontrolling interests	(2,693)	(2,063)	(6,910)	(4,737)
Net loss attributable to Voyager Technologies, Inc.	(55,680)	(16,273)	(146,153)	(74,593)
Less: dividends accrued on preferred stock	—	—	—	11,259
Net loss available to common shareholders	$(55,680)	$(16,273)	$(146,153)	$(85,852)

Net loss per common share:
Basic	$(0.91)	$(0.28)	$(2.47)	$(2.51)
Diluted	$(0.91)	$(0.28)	$(2.47)	$(2.51)
Weighted-average shares outstanding:
Basic	61,011,922	58,406,626	59,291,132	34,147,117
Diluted	61,011,922	58,406,626	59,291,132	34,147,117

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
The accompanying notes are an integral part of these condensed consolidated financial statements

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(58,373)	$(18,336)	$(153,063)	$(79,330)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4	—	37	(111)
Total comprehensive loss	(58,369)	(18,336)	(153,026)	(79,441)
Comprehensive loss attributable to noncontrolling interests	(2,693)	(2,063)	(6,910)	(4,737)
Comprehensive loss attributable to Voyager Technologies, Inc.	$(55,676)	$(16,273)	$(146,116)	$(74,704)

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
Three Months Ended September 30, 2026	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 30, 2026	53,598	$5	5,759	$1	$840,707	$(62)	$(476,400)	1,618	$(38,537)	$325,714	$50,868	$376,582
Net income (loss)	—	—	—	—	—	—	(55,680)	—	—	(55,680)	(2,693)	(58,373)
Foreign currency translation adjustments	—	—	—	—	—	4	—	—	—	4	—	4
Stock-based compensation	—	—	—	—	4,938	—	—	—	—	4,938	—	4,938
Options & Warrants Exercised	195	—	—	—	1,864	—	—	—	—	1,864	—	1,864
Unvested RSAs granted	4	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(38)	—	—	—	—	—	—	—	—	—	—	—
Vested RSUs	10	—	—	—	—	—	—	—	—	—	—	—
Physical settlement of prepaid forward	(390)	—	—	—	9,303	—	—	390	(9,303)	—	—	—
Issuance of Common stock for acquisition consideration	2,959	—	—	—	94,370	—	—	—	—	94,370	—	94,370
Capped call options associated with convertible notes	—	—	—	—	(52,526)	—	—	—	—	(52,526)	—	(52,526)
Sale of noncontrolling interest	—	—	—	—	1,040	—	—	—	—	1,040	971	2,011
Balance at September 30, 2026	56,338	$5	5,759	$1	$899,696	$(58)	$(532,080)	2,008	$(47,840)	$319,724	$49,146	$368,870

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Three Months Ended September 30, 2025	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at June 30, 2025	53,275	$5	5,759	$1	—	$—	—	$—	$894,226	$(83)	$(339,433)	—	$—	$554,716	$8,267	$562,983	$19,836
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(16,273)	—	—	(16,273)	(2,027)	(18,300)	(36)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,119	—	—	—	—	2,119	—	2,119	—
Options Exercised	4	—	—	—	—	—	—	—	60	—	—	—	—	60	—	60	—
Unvested RSAs granted	104	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(37)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock for acquisition consideration	161	—	—	—	—	—	—	—	5,709	—	—	—	—	5,709	—	5,709	—
Incremental IPO offering costs	—	—	—	—	—	—	—	—	(320)	—	—	—	—	(320)	—	(320)	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	15,466	—	—	—	—	15,466	—	15,466	(19,800)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	29,382	—	—	—	—	29,382	21,382	50,764	—
Balance at September 30, 2025	53,507	$5	5,759	$1	—	$—	—	$—	$946,642	$(83)	$(355,706)	—	$—	$590,859	$27,622	$618,481	$—

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)
Nine Months Ended September 30, 2026	Class A		Class B					Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2025	53,384	$5	5,759	$1	$797,438	$(95)	$(385,927)	1,163	$(27,702)	$383,720	$45,813	$429,533
Net income (loss)	—	—	—	—	—	—	(146,153)	—	—	(146,153)	(6,910)	(153,063)
Foreign currency translation adjustments	—	—	—	—	—	37	—	—	—	37	—	37
Stock-based compensation	—	—	—	—	12,684	—	—	—	—	12,684	—	12,684
Options & Warrants Exercised	898	—	—	—	10,397	—	—	—	—	10,397	—	10,397
Unvested RSAs granted	35	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(181)	—	—	—	—	—	—	—	—	—	—	—
Vested RSUs	14	—	—	—	—	—	—	—	—	—	—	—
Physical settlement of prepaid forward	(845)	—	—	—	20,138	—	—	845	(20,138)	—	—	—
Equity exchanged for services	74	—	—	—	2,000	—	—	—	—	2,000	—	2,000
Issuance of Common stock for acquisition consideration	2,959	—	—	—	94,370	—	—	—	—	94,370	—	94,370
Capped call options associated with convertible notes	—	—	—	—	(52,526)	—	—	—	—	(52,526)	—	(52,526)
Reclassification of Warrants	—	—	—	—	4,028	—	—	—	—	4,028	—	4,028
Sale of noncontrolling interest	—	—	—	—	11,167	—	—	—	—	11,167	10,243	21,410
Balance at September 30, 2026	56,338	$5	5,759	$1	$899,696	$(58)	$(532,080)	2,008	$(47,840)	$319,724	$49,146	$368,870

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) and MEZZANINE EQUITY
The accompanying notes are an integral part of these condensed consolidated financial statements

(Unaudited, in thousands)	Class A and Class B Common Stock								Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit			Total Voyager Technologies, Inc. Equity (Deficit)	Non-controlling Interests	Total Equity (Deficit)	Total Mezzanine Equity
Nine Months Ended September 30, 2025	Class A		Class B		Common Stock		Preferred Stock					Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balance at December 31, 2024	—	$—	—	$—	13,297	$1	4,824	$196,299	$15,081	$28	$(281,113)	—	$—	$(69,704)	$3,704	$(66,000)	$125,927
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(74,593)	—	—	(74,593)	(4,522)	(79,115)	(215)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	(111)	—	—	—	(111)	—	(111)	—
Stock-based compensation	—	—	—	—	—	—	—	—	15,389	—	—	—	—	15,389	—	15,389	—
Options Exercised	8	—	—	—	1	—	—	—	215	—	—	—	—	215	—	215	—
Unvested RSAs granted	867	—	45	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unvested RSAs forfeited	(37)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common stock, net	—	—	—	—	1,648	—	—	—	43,971	—	—	—	—	43,971	—	43,971	—
Issuance of Common stock for acquisition consideration	161	—	—	—	34	—	—	—	6,709	—	—	—	—	6,709	—	6,709	—
Issuance of Class A common stock upon initial public offering, net of underwriting costs and offering expenses	14,201	1	—	—	—	—	—	—	401,474	—	—	—	—	401,475	—	401,475	—
Incremental IPO offering costs	—	—	—	—	—	—	—	—	(320)	—	—	—	—	(320)	—	(320)	—
Conversion of redeemable convertible preferred stock to Class A common stock upon initial public offering	27,865	3	—	—	—	—	(7,589)	(311,008)	408,788	—	—	—	—	97,783	—	97,783	(97,783)
Conversion of convertible debt to Class A common stock upon initial public offering	817	—	—	—	—	—	—	—	25,336	—	—	—	—	25,336	—	25,336	—
Conversion of Common Stock to Class A and Class B Common Stock	9,625	1	5,714	1	(15,338)	(1)	—	—	—	—	—	—	—	1	—	1	—
Issuance of Class C preferred stock, net	—	—	—	—	—	—	2,765	114,589	—	—	—	—	—	114,589	—	114,589	—
Dividends accrued or settled on Class B convertible preferred stock	—	—	—	—	—	—	—	3,927	(31,511)	—	—	—	—	(27,584)	—	(27,584)	—
Dividends accrued or settled on Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	(7,331)	—	—	—	—	(7,331)	—	(7,331)	7,331
Redemptions of Class A-1 redeemable preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,044)
Conversion of 2024 Convertible Notes	—	—	—	—	—	—	—	—	8,002	—	—	—	—	8,002	4,796	12,798	—
Warrants issued for common stock	—	—	—	—	—	—	—	(3,807)	3,807	—	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	138	—	—	—	3,000	—	—	—	—	3,000	—	3,000	—
Purchase of noncontrolling interest	—	—	—	—	220	—	—	—	20,883	—	—	—	—	20,883	—	20,883	(32,216)
Sale of noncontrolling interest	—	—	—	—	—	—	—	—	33,149	—	—	—	—	33,149	23,644	56,793	—
Balance at September 30, 2025	53,507	$5	5,759	$1	—	$—	—	$—	$946,642	$(83)	$(355,706)	—	$—	$590,859	$27,622	$618,481	$—

Voyager Technologies, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
The accompanying notes are an integral part of these condensed consolidated financial statements

	Nine Months Ended
(Unaudited, in thousands)	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net loss	$(153,063)	$(79,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,248	8,440
Stock-based compensation	12,877	15,390
Amortization of operating lease right-of-use assets	4,871	1,795
Loss on debt extinguishment	—	7,804
Amortization of debt issuance costs and other non-cash interest expense	3,644	2,300
Deferred taxes	(2,895)	(1,552)
Non-cash services acquired	9,000	11,124
Other	889	446
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,450)	(113)
Prepaid expenses and other current assets	(11,600)	(4,810)
Contract assets	(10,578)	(4,507)
Inventories	(9,414)	(193)
Other assets	5,608	(374)
Accounts payable	4,775	3,488
Contract liabilities	18,836	(14,585)
Accrued expenses	3,928	10,522
Operating lease liabilities	(2,118)	(1,597)
Other liabilities	(2,289)	(212)
Net cash used in operating activities	$(113,731)	$(45,964)

Cash Flows from Investing Activities:
Purchases of property and equipment	(114,839)	(96,562)
Grant funding for property and equipment	41,196	41,850
Acquisitions, net of cash acquired	(121,596)	(32,597)
Purchase of investment	—	(2,500)
Acquisition working capital settlement	—	—
Net cash used in investing activities	$(195,239)	$(89,809)

Cash Flows from Financing Activities:
Repayment of term loan	—	(64,420)
Borrowings from the credit facility	—	64,500
Repayments on the credit facility	—	(64,500)
Proceeds from the exercise of stock options	10,300	155
Proceeds from the issuance of Common stock, net	—	45,886
Proceeds from the issuance of Class C preferred stock, net	—	116,047
Proceeds from the issuance of Class A common stock upon IPO, net of underwriting costs	—	409,405
Costs associated with initial public offering	—	(8,133)
Sale of noncontrolling interest	21,078	37,767
Purchase of noncontrolling interest	—	(10,600)
Redemptions of Class A-1 redeemable preferred stock	—	(3,044)
Cash repayment of Preferred B dividends	—	(27,584)
Costs associated with the credit facility	—	(2,593)
Proceeds from convertible notes	402,500	130
Payments for debt issuance costs related to convertible notes	(10,063)	—
Purchase of capped call option	(52,526)	—
Other	—	22
Net cash provided by financing activities	$371,289	$493,038

Effect of foreign exchange on cash and cash equivalents	$(35)	$125
Net increase in cash and cash equivalents	62,284	357,390
Cash and cash equivalents at the beginning of the period	491,329	55,930
Cash and cash equivalents at the end of the period	$553,613	$413,320

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
1. ORGANIZATION
Nature of Business
Voyager Technologies, Inc. (“Voyager” or the “Company”) is a purpose-built, innovation-driven defense technology and space solutions company focused on delivering mission-critical solutions across national security, space exploration and infrastructure and commercial space markets. Voyager’s business model leverages global public-private partnerships to deliver mission-critical capabilities and on-orbit services to civil and defense government agencies, academic and research institutions, and private sector players. Voyager has enabled thousands of payloads, systems, and hardware elements to enter space while also working to develop next generation space stations. Voyager’s products and capabilities under continuous development include Starlab, a privately owned, free-flying crewed space station; advanced spacecraft communications; and its controllable solid-state propulsion technology.
Redomestication
Voyager was initially incorporated in the state of Delaware on August 15, 2019. Effective on June 18, 2026, the Company converted from a Delaware corporation into a Texas corporation, following stockholder approval at the Company's 2026 annual meeting of stockholders.
Segments
The Company consists of diversified solutions across two business segments: (i) Defense and Space Technologies and (ii) Starlab Space Stations. Since 2019, Voyager has accomplished significant achievements in each of these segments, including the successful deployment of first-of-its-kind missile defense maneuvering capabilities, the development of groundbreaking space technology and the selection by NASA to develop a replacement for the International Space Station ("ISS"). During 2026, the Company implemented a strategic lunar initiative to build the foundational infrastructure for sustained human and robotic operations on the lunar surface. See Note 13, "Segment Reporting", for further information.
Initial Public Offering
In June 2025, the Company completed its initial public offering (“IPO”) of an aggregate of 14,200,645 shares of its Class A common stock, par value $0.0001 (“Class A common stock”), which includes the exercise in full by the underwriters of their option to purchase an additional 1,852,258 shares of Class A common stock, at a public offering price of $31.00 per share. The Company received aggregate proceeds of $409.4 million, net of underwriting discounts. In connection with the IPO, the Company amended and restated its certificate of incorporation and reclassified all outstanding Common stock into Class A common stock. The Company also converted all outstanding shares of Class A-1 Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, and its SMI Promissory Note into an aggregate of 28,682,004 shares of Class A common stock and forfeited and cancelled all outstanding shares of Class A Preferred Stock pursuant to the terms of an exchange and forfeiture agreement. Finally, the Company exchanged an aggregate 5,713,566 shares of Class A common stock owned by Dylan Taylor, the Company's Chairman and Chief Executive Officer, for an equivalent number of shares of the Company's Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting, conversion and transfer rights.
Liquidity Risks and Uncertainties
Since inception, the Company has incurred cumulative losses from operations and had an accumulated deficit of $532.1 million and $385.9 million on September 30, 2026 and December 31, 2025, respectively. The Company’s principal sources of funding include its current cash balances, primarily consisting of net proceeds from its 2025 IPO, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts, proceeds from the 2032 Convertible Notes and 2030 Convertible Notes, and ability to draw on its Credit Facility (Note 9, "Debt"). The Company will need to raise additional funds to meet its long-term strategic plans and management believes it will be able to obtain additional financing to fund its operations. Management’s plans include, but are not

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
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
Advance Payments
Advanced payments represent amounts paid in advance of the performance of launch services and are presented as separate line items on the condensed consolidated balance sheets, classified as current or non-current based on the expected timing of the underlying launch related to revenue generating programs. Advanced payments are capitalized to the balance sheet and then recognized as a cost of the related program, as applicable, in the period set forth by the underlying terms of the vendor or upon the completion of the associated launch. As of September 30, 2026, the Company had $6.0 million of advanced payments classified as current. The Company had no advanced payments as of December 31, 2025.
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
Government Grants
In December 2025, the FASB issued ASU No. 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU adds guidance to ASC 832 on the recognition, measurement and presentation of government grants. It provides new authoritative rules for for-profit business accounting for government grants, defining how to recognize, measure, present and disclose them. The ASU will be effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact on its disclosures of adopting this new pronouncement which is not expected to have a material impact on the Company's financial position.
4. ACQUISITIONS
Astrobotic Technology, Inc.
On July 10, 2026, the Company acquired 100% of the equity securities of Astrobotic Technology, Inc. ("Astrobotic") for $275.4 million in consideration, which was comprised of $96.1 million in cash, $63.1 million in equity and $116.2 million in contingent consideration. Astrobotic is a key strategic acquisition in the Company's strategic lunar initiative.
During the three months ended September 30, 2026 and subsequent to the closing of the acquisition, $69.5 million of the contingent consideration was settled in $38.2 million of cash and $31.3 million of equity. The fair value of the remaining earnout liability balance as of September 30, 2026 was estimated using probability-weighted discounted cash flow models with significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement. The maximum contingent consideration payable remaining as of September 30, 2026 from the Company to Astrobotic is $59.3 million.
During the three and nine months ended September 30, 2026, the Company expensed as incurred acquisition-related costs of approximately $2.4 million related to Astrobotic. These costs were not included in the total purchase consideration paid by the Company and are included in selling, general, and administrative within its condensed consolidated statements of operations.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table presents the net sales and net loss from Astrobotic included in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2026:

Astrobotic
Net sales	$31,204
Net loss	$1,783
Supplemental Pro Forma Information - Astrobotic
The financial information in the table below summarizes the combined results of operations, on a pro forma basis, as though the business combination had occurred as of the earliest period presented. The unaudited pro forma financial information is presented for informational purposes only and are not necessarily indicative of future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2025.
The following unaudited pro forma summary presents consolidated information as if the business combination had occurred on January 1, 2025.

Three Months Ended September 30, 2026	Voyager	Astrobotic	Pro Forma Combined Condensed
Net sales	$88,715	$969	$89,684
Net loss	$55,680	$378	$56,058

Nine Months Ended September 30, 2026	Voyager	Astrobotic	Pro Forma Combined Condensed
Net sales	$176,707	$12,343	$189,050
Net loss	$146,153	$77,669	$223,822

Three Months Ended September 30, 2025	Voyager	Astrobotic	Pro Forma Combined Condensed
Net sales	$39,587	$14,032	$53,619
Net loss	$16,273	$97	$16,370

Nine Months Ended September 30, 2025	Voyager	Astrobotic	Pro Forma Combined Condensed
Net sales	$119,768	$34,023	$153,791
Net loss	$74,593	$6,326	$80,919
The unaudited pro forma combined condensed financial information during the three and nine months ended September 30, 2026 were adjusted to include depreciation and amortization adjustments of $0.3 million and $5.9 million, respectively to reflect the adjustment to property, plant, and equipment depreciation and amortization expense from the acquired developed technology and customer relationships. The unaudited pro forma combined condensed financial information during the three and nine months ended September 30, 2025 were adjusted to include depreciation and amortization adjustments of $2.8 million and $8.5 million, respectively, to reflect these same adjustments.
Provisional Fair Values of the Assets and Liabilities - Astrobotic Acquisition
The following table presents the provisional fair values of the assets acquired and liabilities assumed by the Company through the acquisition of Astrobotic as of the acquisition date:

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

Astrobotic
ASSETS
Cash and cash equivalents	$16,080
Accounts receivable	860
Contract assets	710
Advanced payments, current	6,000
Prepaid expenses and other current assets	4,026
Property and equipment	36,495
Operating lease right-of-use assets	487
Intangible assets	121,400
Goodwill(1)	213,639
Other assets	147
TOTAL ASSETS	399,844

LIABILITIES
Accounts payable	707
Contract liabilities	47,590
Operating lease liabilities	23
Accrued expenses and other current liabilities	23,563
Operating lease liabilities, non-current	464
Contract liabilities, non-current	15,312
Deferred tax liabilities	2,804
Other long-term liabilities	33,989
TOTAL LIABILITIES	124,452

Net assets acquired	$275,392
__________________
(1)The acquired goodwill represents synergies with the Company’s Defense and Space Technologies segment. None of the goodwill acquired is tax deductible for Astrobotic.
As a result of acquired, existing revenue contracts, in which current estimate of consideration expected to be received is less than the current estimate of total costs, a $53.9 million loss provision was assumed as part of the acquisition. Of which, $19.9 million is within Accrued expenses and other current liabilities and $34.0 million is within Other long-term liabilities presented in the table above.
Class and Estimated Useful Life of Intangible Assets - Astrobotic Acquisition
The following table presents the class and estimated useful life of the intangible assets acquired during the nine months ended September 30, 2026 via the Astrobotic acquisition:

Asset Class	Amount	Useful Life
Customer relationships	$42,800	9 years
Developed technology	$78,600	10 years

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
ExoTerra Resource, LLC
On October 24, 2025, the Company acquired 100% of the equity securities of ExoTerra Resource, LLC (“ExoTerra”) for $93.4 million in consideration, which was comprised of $69.4 million in cash, $10.8 million in equity, $7.4 million in contingent consideration and $5.8 million in post-closing net working capital adjustments. The $5.8 million in post-closing net working capital adjustments was settled and paid during the three months ended March 31, 2026. ExoTerra aims to reduce the cost of space exploration by developing affordable technologies that minimize spacecraft mass, including high efficiency propulsion, miniaturization, In Situ resource utilization and reusable infrastructure. ExoTerra develops systems and technologies that solve the needs of micro-satellite constellations in the space industry. ExoTerra is consolidated into the Company’s Defense and Space Technologies reporting segment.
Estes Energetics
On November 19, 2025, the Company acquired 100% of the equity securities of Estes Energetics (“Estes”) for $64.1 million in consideration, which was comprised of $54.6 million in cash and $9.5 million in equity. Estes designs and manufactures energetics and propulsion materials critical to U.S. defense and space systems. Estes is vertically integrated in the production of energetics, propulsion materials, and critical chemical compounds supporting missile defense, tactical munitions and space propulsion. Estes is consolidated into the Company’s Defense and Space Technologies reporting segment.
During the year ended December 31, 2025, the Company expensed as incurred acquisition-related costs of approximately $3.5 million related to ExoTerra and Estes. These costs were not included in the total purchase consideration paid by the Company and are included in selling, general, and administrative within its consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company expensed as incurred immaterial acquisition-related costs.
Provisional Fair Values of the Assets and Liabilities - ExoTerra & Estes Acquisitions
The purchase price allocations for the Company’s acquisitions during 2025 are preliminary and subject to adjustment as the estimates, assumptions, valuations, and other analyses have not yet been finalized. The following table presents the provisional fair values of the assets acquired and liabilities assumed by the Company through the acquisitions of ExoTerra and Estes as of their respective acquisition dates:

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
Class and Estimated Useful Life of Intangible Assets - ExoTerra & Estes Acquisitions
The following table presents the class and estimated useful life of the intangible assets acquired during the year ended December 31, 2025 via the ExoTerra and Estes acquisitions:

Asset Class	ExoTerra	Estes
Trade name	2 years	20 years
Customer relationships	5 years	4 to 10 years
Developed technology	6 years	20 years

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
ElectroMagnetic Systems, Inc.
On August 6, 2025, the Company acquired 100% of the equity securities of ElectroMagnetic Systems, Inc. (“EMSI”) for $32.7 million in consideration, which was comprised of $27.0 million in cash and $5.7 million in Class A common stock. EMSI is a radar AI software company serving high-priority U.S. defense and intelligence missions. EMSI specializes in synthetic aperture radar (“SAR”) exploitation using proprietary AI/ML models and synthetic training data pipelines. As of the acquisition date, EMSI was consolidated into the Company’s Defense and National Security reporting segment. The total fair value for the purchase was attributed to tangible assets of $3.9 million, intangible assets of $9.6 million, inclusive of $5.4 million for developed technology and $3.8 million for customer relationships/backlog, and goodwill of $21.6 million, offset by liabilities assumed of $2.4 million. The intangible assets are expected to be amortized over two to ten years. The acquired goodwill represents synergies with the Company’s Defense and Space Technologies reporting segment. This acquisition was not considered material, individually or in the aggregate to the Company’s condensed consolidated financial statements or segment results. As a result, no pro forma information has been provided.
Optical Physics Company
On May 2, 2025, the Company acquired 100% of the equity securities of Optical Physics Company (“OPC”) for $9.5 million in consideration, which was comprised of $6.7 million in cash, $1.0 million in Common stock and $1.8 million in contingent consideration. OPC provides competencies in building high precision optics; opto-mechanical assemblies and associated electronics, computer interfacing, signal acquisition and signal processing. OPC is consolidated into the Company’s Defense and Space Technologies reporting segment.. The total fair value for the purchase was attributed to tangible assets of $2.1 million, intangible assets of $5.5 million and goodwill of $4.0 million, offset by liabilities assumed of $2.1 million. All intangible assets are expected to be amortized over five years. This acquisition was not considered material, individually or in the aggregate to the Company’s condensed consolidated financial statements or segment results. As a result, no pro forma information has been provided. None of the goodwill acquired is tax deductible.
5. ACCOUNTS RECEIVABLE, NET

	September 30, 2026	December 31, 2025
Accounts receivable, billed	$42,997	$29,917
Allowance for expected credit losses	(98)	(98)
Accounts receivable, net	$42,899	$29,819
6. PROPERTY AND EQUIPMENT, NET

	September 30, 2026	December 31, 2025
Land	$2,866	$—
Machinery and equipment	20,066	13,183
Equipment in orbit	19,533	19,533
Buildings	18,265	906
IT related equipment	5,804	3,832
Leasehold improvements	5,711	3,187
Construction in progress	221,376	143,869
Property and equipment, gross	293,621	184,510
Less: Accumulated depreciation	(26,012)	(20,224)
Property and equipment, net	$267,609	$164,286
Depreciation expense for property and equipment was $2.1 million and $6.2 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense for property and equipment was $1.1 million and $3.3 million for the three and nine months ended September 30, 2025, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
7. LEASES
The Company has operating leases which primarily consist of building and property lease rentals with remaining terms of less than 1 year to 38 years. The Company had immaterial finance leases as of September 30, 2026.
During the nine months ended September 30, 2026, the Company commenced a new facility lease in Long Beach, California, which expands the Company's ability to capture the significant demand across defense, national security, civil and space missions. As a result of this new facility lease, in March 2026 the Company recognized an initial right-of-use operating lease asset and liability of $24.1 million and the duration of the lease is through October 2034. There have been no other material changes in the Company's lease portfolio since December 31, 2025 and there were no material new leases during the three months ended September 30, 2026.
8. ACCRUED EXPENSES

	September 30, 2026	December 31, 2025
Accrued compensation	$21,447	$18,708
Accrued expenses	18,052	22,222
Accrued taxes	144	1,285
Accrued contract loss provision, current(1)	23,100	589
Accrued earnout, current	24,507	413
Other current liabilities	18,383	32,255
Total accrued expenses	$105,633	$75,472
__________________
(1)Accrued contract provision, current, is primarily associated with new contract loss provisions related to firm-fixed price contracts assumed from the Astrobotic acquisition in July 2026. See "Note 4. Acquisitions," for additional information. The comparative period amount was previously reported within the Other current liabilities line item in the table above.
9. DEBT
2032 Convertible Notes
On September 28, 2026, the Company issued new debt in the form of Convertible Senior Notes (the “2032 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued an aggregate principal amount of $350.0 million with an option to the initial purchasers of the 2032 Convertible Notes to purchase up to an additional $52.5 million aggregate principal amount to cover over-allotments. On September 28, 2026, the initial purchasers of the 2032 Convertible Notes exercised in full their option to purchase the additional $52.5 million principal amount of 2032 Convertible Notes, resulting in $402.5 million aggregate principal amount of 2032 Convertible Notes issued and outstanding. The 2032 Convertible Notes are general unsecured obligations of the Company and will mature on October 15, 2032, unless earlier converted, redeemed, or repurchased. The 2032 Convertible Notes will not bear regular interest, and the principal amount of the 2032 Convertible Notes will not accrete. The 2032 Convertible Notes were issued pursuant to, and are governed by an indenture (the "2026 Indenture") dated as of September 28, 2026, between the Company and U.S. Bank Trust Company, National Association, as trustee.
Each $1,000 of principal of the 2032 Convertible Notes is convertible into 24.4978 shares of Class A common stock under circumstances specified in the 2026 Indenture, equal to an initial conversion price of approximately $40.82 per share, to be settled in Class A common stock, cash, or a combination thereof at the Company’s election. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. Initially, the maximum number of shares of Class A common stock that are potentially issuable upon conversion of the 2032 Convertible Notes is 12,818,457 shares, based on an initial maximum conversion rate of 31.8471 if all of the 2032 Convertible Notes are settled in shares of Class A common stock. At the initial conversion rate, the 2032 Convertible Notes are convertible into approximately 9.9 million shares of Class A common stock in

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
the aggregate. These shares have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive in a net loss position.
The 2032 Convertible Notes will be convertible to either cash, shares of Class A common stock, or a combination at the Company’s election under the following circumstances:
(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2026 (and only during such calendar quarter), if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
(2) during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of 2032 Convertible Notes is less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate on that trading day;
(3) upon the occurrence of certain corporate events or distributions on the Class A common stock;
(4) if the Company calls the 2032 Convertible Notes for redemption; and
(5) on or after July 15, 2032, until the close of business on the second scheduled trading day immediately before the maturity date.
The 2032 Convertible Notes are redeemable in whole or in part, subject to certain limitations, for cash at the Company’s option at any time, and from time to time, on or after October 21, 2030 and on or before the 30th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Class A common stock exceeds 130% of the conversion price for a specified period of time and certain other conditions specified in the 2026 Indenture are satisfied. The 2032 Convertible Notes are also redeemable, in whole and not in part, for cash at the Company’s election at any time if the aggregate principal amount of 2032 Convertible Notes then outstanding is less than 10% of the aggregate principal amount of 2032 Convertible Notes issued in the offering and certain other conditions are satisfied. The redemption price for any redemption will be equal to the principal amount of the 2032 Convertible Notes to be redeemed, plus accrued and unpaid special and additional interest, if any, to, but excluding, the redemption date.
If a fundamental change as defined in the 2026 Indenture occurs, then, subject to a limited exception, noteholders may require the Company to repurchase their 2032 Convertible Notes for cash. The repurchase price will be equal to the principal amount of the 2032 Convertible Notes to be repurchased, plus accrued and unpaid special and additional interest, if any, to, but excluding, the applicable repurchase date. If the 2032 Convertible Notes are not repurchased, redeemed, or converted prior to maturity, they will be settled at a cash price equal to principal plus any unpaid interest.
Debt issuance costs related to the 2032 Convertible Notes totaled $11.0 million for the three months ended September 30, 2026. These costs are amortized to finance and interest expense, net, included within other income (expense), net on the Company’s condensed consolidated statements of operations over the contractual term of the notes. For the nine months ended September 30, 2026, the amortization of debt issuance costs was immaterial.
The net carrying amount of the 2032 Convertible Notes was as follows:

	September 30, 2026	December 31, 2025
Principal	$402,500	$—
Unamortized debt issuance costs	(10,967)	—
Net carrying amount	$391,533	$—

As of September 30, 2026, the total estimated fair value of the 2032 Convertible Notes was $398.4 million. The estimated fair value of the 2032 Convertible Notes was based on the trading price of the 2032 Convertible Notes as of the last trading day of the third quarter of fiscal year 2026. The Company considers the fair value of the 2032 Convertible Notes to be a Level 2 measurement as they are not actively traded in markets.
Capped Call Transactions - 2032 Convertible Notes

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
In connection with the pricing of the 2032 Convertible Notes, the Company entered into privately negotiated capped call transactions (the “2026 Capped Call Transactions”) with certain of the initial purchasers in the offering of the 2032 Convertible Notes or their affiliates and certain other financial institutions. Pursuant to the 2026 Capped Call Transactions, the Company used approximately $52.5 million of the net proceeds from the offering of the 2032 Convertible Notes to fund the 2026 Capped Call Transactions. The 2026 Capped Call Transactions cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2032 Convertible Notes.
The 2026 Capped Call Transactions are expected generally to reduce the potential dilution to holders of the Company’s Class A common stock upon any conversion of the 2032 Convertible Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of 2032 Convertible Notes upon conversion of the 2032 Convertible Notes in the event that the market price per share of the Class A common stock is greater than the strike price of the 2026 Capped Call Transactions with such reduction and/or offset subject to a cap. The cap price of the 2026 Capped Call Transactions was $78.50 per share, which represented a premium of approximately 150.0% over the last reported sale price of the Class A common stock on September 23, 2026, and is subject to certain adjustments under the terms of the 2026 Capped Call Transactions.
The 2026 Capped Call Transactions are separate transactions the Company has entered into and are not part of the terms of the 2032 Convertible Notes and will not change any noteholders’ rights under the 2032 Convertible Notes.
The 2026 Capped Call Transactions meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in capital within stockholders’ equity.
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
(4)if the Company calls notes for redemption; and
(5)after May 15, 2030 until the close of business on the second scheduled trading day immediately before the maturity date.
The 2030 Convertible Notes are redeemable in whole or in part after November 20, 2028 and on or before the 50th scheduled trading day immediately before the maturity date, at the option of the Company, but only if (i) the 2030 Convertible Notes are “Freely Tradable” (as defined in the Indenture) as of the date the Company sends the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full, as of the first interest payment date occurring on or before the date the Company sends such notice; and (ii) the last reported sales price per share of the Class A common stock is greater than 130% of the conversion price. If the 2030 Convertible Notes are not repurchased, redeemed, or converted prior to maturity, they will be settled at a cash price equal to principal plus any unpaid interest.
If a fundamental change as defined in the Indenture, occurs prior to the maturity date, holders of the 2030 Convertible Notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to the principal plus accrued and unpaid interest.
As of September 30, 2026, the principal outstanding is $460.0 million. As of September 30, 2026, the conditions allowing holders of the 2030 Convertible Notes to convert have not been met. The Company accounted for the issuance of the 2030 Convertible Notes as a single long-term liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives.
Debt discount and issuance costs related to the 2030 Convertible Notes totaled $12.7 million for the year ended December 31, 2025. These costs are amortized to finance and interest expense, net, included within other income (expense), net on the Company’s condensed consolidated statements of operations over the contractual term of the notes. For the nine months ended September 30, 2026, there was $1.9 million in amortization of debt discount and issuance costs. For the nine months ended September 30, 2026, there was $2.6 million in interest expense, respectively. The effective interest rate for the 2030 Convertible Notes is 1.33%.
The net carrying amount of the 2030 Convertible Notes was as follows:

	September 30, 2026	December 31, 2025
Principal	$460,000	$460,000
Unamortized debt issuance costs	(10,463)	(12,366)
Net carrying amount	$449,537	$447,634
As of September 30, 2026, the total estimated fair value of the 2030 Convertible Notes was $567.0 million. The estimated fair value of the 2030 Convertible Notes was based on the trading price of the 2030 Convertible Notes as of the last trading day of the third quarter of fiscal year 2026. The Company considers the fair value of the 2030 Convertible Notes to be a Level 2 measurement as they are not actively traded in markets.
Capped Call Transactions - 2030 Convertible Notes
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
During the three and nine months ended September 30, 2026, 390,400 and 845,100 shares, respectively, were physically delivered to the Company and considered treasury stock, reducing total outstanding shares of Class A common stock. Since inception, 845,100 shares had been physically delivered to the Company in connection with the Prepaid Forward as of September 30, 2026.
Starlab Credit Facility
On December 18, 2025, the Company’s Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of $20.0 million. If drawn, the proceeds will be used to provide working capital for operations, pay for expenses related to growth, as well as other general corporate purposes. The percentage of credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of NASA contract. Borrowings under the Starlab Credit Facility bear interest based on SOFR rate plus basis points depending on total liquidity. In addition, there is an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. The Starlab Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount. As of September 30, 2026, there were no drawn amounts on the Starlab Credit Facility.

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
On July 6, 2026, the Company and its subsidiaries entered into a Fourth Amendment to the Credit Agreement related to the Company's Credit Facility, dated May 30, 2025 (the "Fourth Amendment"). The Fourth Amendment amended the Credit Facility to, among other things, (i) increase the aggregate amount of the commitments by $50.0 million to $250.0 million and (ii) provide for certain changes to the covenants and other provisions contained therein. The Credit Agreement, as amended by the Fourth Amendment, continues to provide the Company with an uncommitted accordion feature that permits the Company, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150.0 million, for a total potential facility size of $400.0 million. The Fourth Amendment is not expected to have a material impact on the Company's financial position. On September 22, 2026, the Company entered into a Fifth Amendment to the Credit Agreement (the "Fifth Amendment") to increase the amount of convertible debt the Company is permitted to incur under the facility.
As of September 30, 2026, the Company had no drawn amounts under the Credit Facility, as amended.
Debt Extinguishment
On June 30, 2025, the Company used its Credit Facility to extinguish the Term Loan, as defined below, and repaid the principal balance, accrued interest, and an early termination premium for $64.4 million, which resulted in a loss on debt extinguishment of $5.7 million. The draw from the Credit Facility was subsequently repaid the same day.
Term Loan
On June 28, 2024, Voyager and its domestic subsidiaries, excluding Starlab, entered into a $58.0 million Loan and Security Agreement (“Credit Agreement”) with the lenders party thereto and Hercules Capital, Inc., as administrative agent and collateral agent, which provided for a $58.0 million term loan (the “Term Loan”). The Term Loan was set to mature on July 1, 2028. The Term Loan bore interest at a variable annual rate equal to the sum of (a) the greater of (i) the Wall Street Journal Prime Rate or (ii) 8.50%, and (b) 1.25% per annum. The Term Loan bore additional interest, which is equal to 2.50% of the total outstanding principal, computed daily based on the actual number of days elapsed and added to the outstanding principal balance. The Company had no outstanding balance as of September 30, 2026.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table presents the changes in redeemable noncontrolling interest between June 30, 2025 and September 30, 2025.

	XO	VTS	Total
Balance at June 30, 2025	$19,836	$—	$19,836
Net loss attributable to redeemable noncontrolling interests	(36)	—	(36)
Redemptions of redeemable noncontrolling interests	(19,800)	—	(19,800)
Balance at September 30, 2025	$—	$—	$—
The following table presents the changes in redeemable noncontrolling interest between December 31, 2024 and September 30, 2025.

	XO	VTS	Total
Balance at December 31, 2024	$21,542	$10,889	$32,431
Net income (loss) attributable to redeemable noncontrolling interests	(302)	87	(215)
Redemptions of redeemable noncontrolling interests	(21,240)	(10,976)	(32,216)
Balance at September 30, 2025	$—	$—	$—
As all of the redeemable noncontrolling interest was eliminated during the year ended December 31, 2025, there was no activity for the three and nine months ended September 30, 2026.

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
The aggregate number of shares of Class A common stock or Class B common stock, if determined by the plan administrator, available for issuance under the 2025 Plan as of the effective date of the 2025 Plan was 5.4 million shares. The amount of shares available for issuance is eligible to increase on the first day of each calendar year beginning January 1, 2026 and ending on and including January 1, 2035 by the lesser of (i) 5% of the shares of Class A common stock and Class B common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year and (ii) such lesser amount as determined by the Company’s Board of Directors. As of September 30, 2026, approximately 6.5 million shares were available for future grants under the 2025 Plan.
RSAs and RSUs
The following table presents the Company's employee and non-employee RSA activity:

	RSA Awards	Weighted-Average Grant Date Fair Value
Nonvested RSAs outstanding as of December 31, 2025	879,782	$30.70
Issued	3,000	28.66
Vested	(28,576)	23.08
Forfeited	(17,750)	31.00
Nonvested RSAs outstanding as of March 31, 2026	836,456	$30.89
Issued	28,250	26.76
Vested	(22,354)	30.59
Forfeited	(124,674)	30.91
Nonvested RSAs outstanding as of June 30, 2026	717,678	$30.80
Issued	4,000	24.53
Vested	(1,124)	28.87
Forfeited	(37,500)	29.24
Nonvested RSAs outstanding as of September 30, 2026	683,054	$30.85
The RSAs granted during the nine months ended September 30, 2026 have service-only vesting conditions and vest over a three-year service period beginning after the first year of service. All RSAs granted to employees are considered legally issued and outstanding for voting purposes. However, for accounting and dilution purposes, only vested awards are considered issued and outstanding.
Stock-based compensation expense related to RSAs for the three and nine months ended September 30, 2026 was $1.2 million and $3.9 million, respectively. Stock-based compensation expense related to RSAs for each of the three and nine months ended September 30, 2025 was $2.0 million and $2.3 million, respectively.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The following table presents the Company’s employee RSU activity:

	RSU Awards	Weighted-Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2025	168,624	$22.42
Issued	173,976	30.24
Vested	(19,130)	26.41
Forfeited	—	—
Nonvested RSUs outstanding as of March 31, 2026	323,470	$26.34
Issued	138,468	32.06
Vested	(1,913)	31.33
Forfeited	(3,411)	27.18
Nonvested RSUs outstanding as of June 30, 2026	456,614	$29.06
Issued	152,985	29.84
Vested	(10,101)	29.80
Forfeited	(3,104)	27.66
Nonvested RSUs outstanding as of September 30, 2026	596,394	$28.89
The RSUs have service-only vesting conditions and primarily vest annually over a three year service period beginning after the first year of service.
Stock-based compensation expense related to RSUs for the three and nine months ended September 30, 2026 was $1.9 million and $3.5 million, respectively. There was no stock-based compensation expense related to RSUs for the three and nine months ended September 30, 2025.
2020 and 2025 Incentive Award Plan - Options
The Company has granted options under the 2020 Incentive Award Plan; however, following the effectiveness of the 2025 Plan, no further grants will be made under the 2020 Plan. During the nine months ended September 30,

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
2026, the Company issued additional stock options under the 2025 Plan with terms materially consistent with those previously issued under the 2020 Plan.

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Grant Date Fair value	Weighted-Average Remaining Contractual Term (Years)
Outstanding as of December 31, 2025	4,595,417	$15.34	$8.68	7.6
Granted	353,050	30.53	20.60	10.0
Forfeited	(44,063)	21.57	16.43
Exercised	(325,037)	11.21	6.33
Outstanding as of March 31, 2026	4,579,367	$15.36	$10.85	7.2
Granted	27,729	35.08	23.94	10.0
Forfeited	(156,342)	23.97	16.93
Exercised	(368,538)	13.26	7.34
Outstanding as of June 30, 2026	4,082,216	$16.85	$9.83	7.3
Granted	130,645	28.20	19.84	10.0
Forfeited	(19,918)	23.48	16.43
Exercised	(154,060)	12.10	7.37
Outstanding as of September 30, 2026	4,038,883	$17.37	$10.21	7.1
Vested and exercisable as of September 30, 2026	2,860,434	$13.33	$6.41	6.4
Nonvested as of September 30, 2026	1,178,449	$27.13	$19.40	8.9
Stock-based compensation expense for options outstanding was $1.9 million and $5.6 million for the three and nine months ended September 30, 2026, respectively. Stock-based compensation expense for options outstanding was $0.1 million and $13.1 million for the three and nine months ended September 30, 2025, respectively.
12. NET SALES
Disaggregation of Net Sales
The following tables present the disaggregation of net sales from contracts with the Company's customers for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$78,583	$—	$—	$78,583
International Government	31	—	—	31
Commercial	10,176	—	(75)	10,101
Total net sales	$88,790	$—	$(75)	$88,715

Three Months Ended September 30, 2025	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$36,024	$—	$—	$36,024
International Government	77	—	—	77
Commercial	3,984	—	(498)	3,486
Total net sales	$40,085	$—	$(498)	$39,587

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)

Nine Months Ended September 30, 2026	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$155,423	$—	$—	$155,423
International Government	84	—	—	84
Commercial	22,619	—	(1,419)	21,200
Total net sales	$178,126	$—	$(1,419)	$176,707

Nine Months Ended September 30, 2025	Defense and Space Technologies	Starlab Space Stations	Eliminations	Total

U.S. Government	$106,979	$—	$—	$106,979
International Government	213	—	—	213
Commercial	14,429	—	(1,853)	12,576
Total net sales	$121,621	$—	$(1,853)	$119,768
The revenue based on geographic location of customers is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.S.	$86,167	$37,470	$169,732	$110,640
International	2,548	2,117	6,975	9,128
Total net sales	$88,715	$39,587	$176,707	$119,768
Contract Balances
Contract assets arise when revenue has been recognized for amounts which cannot or have not yet been billed under terms of the contract with the customer. Contract liabilities arise when consideration is received from a customer prior to being earned and are recognized as revenue when the Company satisfies the related performance obligation under the terms of the contract.
The following table presents the Company’s contract assets and liabilities:

	September 30, 2026	December 31, 2025
Contract assets (current and non-current)	$45,592	$40,208
Contract liabilities (current and non-current)	$113,975	$32,237
Contract assets increased primarily due to a difference in timing of billing on cost plus programs and revenue recognition. The increase in contract liabilities was driven primarily by the acquisition of Astrobotic and by the timing difference of milestone billing and revenue recognition. As of September 30, 2026, the Company had approximately $3.0 million of government grants earned, but not yet billed within the contract assets balance within the table above.
The amount of revenue recognized for the nine months ended September 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $13.0 million.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The below table summarizes the favorable (unfavorable) impact of the net estimate at completion (“EAC”) adjustments for the following periods:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net EAC adjustments	$(2,474)	$(4,272)	$(16,100)	$(10,457)
Net sales	$(1,011)	$(4,355)	$(8,635)	$(7,708)
Basic net loss per share	$(0.06)	$(0.15)	$(0.42)	$(0.53)
Diluted net loss per share	$(0.06)	$(0.15)	$(0.42)	$(0.53)
Performance Obligations
As of September 30, 2026, the Company had approximately $608.0 million of remaining performance obligations associated with contracts. The Company will recognize net sales as such obligations are satisfied. The Company expects to recognize net sales relating to existing performance obligations of approximately $93.8 million, $335.3 million and $178.9 million for the remaining fiscal year 2026, fiscal year 2027, and thereafter, respectively.
Loss Contracts
A contract loss occurs when the current estimate of the consideration that the Company expects to receive is less than the current estimate of total costs to complete the contract. For purposes of determining the existence of an amount of a contract loss, the Company considers total contract consideration, including any variable consideration constrained for revenue recognition purposes. The Company may experience favorable or unfavorable changes to contract losses from time to time due to EAC adjustments and modifications that result in changes to contract price. The Company recorded immaterial net losses in operations related to contracts with customers for the three and nine months ended September 30, 2026 and for the three and nine months ended September 30, 2025. See Note 4, "Acquisitions" for information related to the contract loss provision acquired during the period ended September 30, 2026.
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
The following table summarizes the operating performance of the Company’s segments:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales:
Defense and Space Technologies	$88,790	$40,085	$178,126	$121,621
Starlab Space Stations	—	—	—	—
Total net sales, reportable segments	88,790	40,085	178,126	121,621
Intersegment eliminations(1)	(75)	(498)	(1,419)	(1,853)
Total net sales	$88,715	$39,587	$176,707	$119,768

Other Segment Expenses(2):
Defense and Space Technologies	$98,610	$42,781	$208,789	$125,516
Starlab Space Stations	7,468	6,150	19,512	10,932
Total other segment expenses, reportable segments	106,078	48,931	228,301	136,448
Intersegment eliminations(1)	(75)	(498)	(1,419)	(1,853)
Corporate and other expenses	27,611	8,961	65,555	34,030
Total other segment expenses	$133,614	$57,394	$292,437	$168,625

Adjusted EBITDA:
Defense and Space Technologies	$(9,820)	$(2,582)	$(30,663)	$(3,153)
Starlab Space Stations	(7,468)	(6,150)	(19,512)	(10,932)
Total Adjusted EBITDA, reportable segments	(17,288)	(8,732)	(50,175)	(14,085)
Intersegment eliminations	—	—	—	—
Corporate and other expenses	(27,611)	(8,961)	(65,555)	(34,030)
Depreciation and amortization	(10,045)	(3,130)	(23,248)	(8,440)
Stock-based compensation	(5,002)	(2,120)	(12,893)	(15,390)
Finance and interest expense, net	(2,695)	(200)	(6,714)	(5,452)
Net loss attributable to noncontrolling interests	(2,693)	(2,063)	(6,910)	(4,737)
Interest income	2,264	4,313	9,362	7,826
Other(3)	967	795	371	(6,655)
Loss before taxes	$(62,103)	$(20,098)	$(155,762)	$(80,963)
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
The Company’s total capital expenditures were as follows:

Three Months Ended September 30, 2026	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$22,246	$5,552	$389	$28,187
Total capital expenditures	$22,246	$5,552	$389	$28,187

Three Months Ended September 30, 2025	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$1,725	$37,184	$126	$39,035
Total capital expenditures	$1,725	$37,184	$126	$39,035

Nine Months Ended September 30, 2026	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$51,488	$62,140	$1,211	$114,839
Total capital expenditures	$51,488	$62,140	$1,211	$114,839

Nine Months Ended September 30, 2025	Defense and Space Technologies	Starlab Space Stations	Corporate	Total
Capital expenditures:
Property and equipment	$3,688	$92,434	$178	$96,300
Total capital expenditures	$3,688	$92,434	$178	$96,300
Substantially all of the Company’s long-lived tangible assets were in the United States as of September 30, 2026 and December 31, 2025.
14. INCOME TAXES
The effective tax rate was 6.0% and 8.8% for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 1.7% and 2.0% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for all periods presented differ from the statutory U.S. federal income tax rate of 21.0% primarily due to estimated permanent differences and changes in the valuation allowance.
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

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
15. NET LOSS PER COMMON SHARE
The following table includes the calculation of basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss attributable to Voyager Technologies, Inc.	$(55,680)	$(16,273)	$(146,153)	$(74,593)
Accrued value of preferred stock dividends	—	—	—	11,259
Net loss attributable to common shareholders	$(55,680)	$(16,273)	$(146,153)	$(85,852)

Denominator:
Weighted-average common shares outstanding, basic	61,011,922	58,406,626	59,291,132	34,147,117
Weighted-average common shares outstanding, diluted	61,011,922	58,406,626	59,291,132	34,147,117

Net loss per share:
Basic	$(0.91)	$(0.28)	$(2.47)	$(2.51)
Diluted	$(0.91)	$(0.28)	$(2.47)	$(2.51)
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

(in shares of common stock)	September 30, 2026	September 30, 2025
Equity compensation awards	5,318,331	4,707,554
Warrants	968,058	1,104,489
Total common stock equivalents	6,286,389	5,812,043
16. JOINT VENTURE
The Company is a majority owner of a joint venture company, Starlab Space LLC (“Starlab JV”), which began operating on April 12, 2024 when the SAA was novated with NASA. Through the SAA, the Company will receive financial assistance through Government grants for certain eligible expenses to design, build and maintain a commercial space station.
As of September 30, 2026, the Company's ownership stake was 61.1%.
Consolidated Variable Interest Entity
The Company evaluated its interests in Starlab JV and determined that it has a variable interest as of September 30, 2026. Due to the Company’s obligation to absorb losses and the right to receive benefits from the Variable Interest Entity (“VIE”) along with the ability to direct the activities that most significantly impact Starlab JV’s economic performance (including control over three of the five seats on the Board of Directors at Starlab JV), the Company was determined to be the primary beneficiary and is therefore consolidating the Starlab JV.
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

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$45,335	$54,610
Accounts receivable, net	—	10,003
Prepaid expenses and other current assets	9,663	17,790
Property and equipment, net	159,377	127,735
Operating lease right-of-use assets	—	64
Other assets	545	723
TOTAL ASSETS	$214,920	$210,925
LIABILITIES
Accounts payable	$28,884	$18,107
Operating lease liabilities	—	64
Accrued expenses and other current liabilities	5,261	15,898
Contract liabilities to related parties, non-current	9,018	9,003
TOTAL LIABILITIES	$43,163	$43,072
17. COMMITMENTS AND CONTINGENCIES
Non-Cancelable Service Contract Commitments
The Company has a commitment for services for the Starlab program. As of September 30, 2026 and December 31, 2025, the Company has a commitment for future services for $90.0 million. The terms of the arrangement also allow the Company to terminate the agreement for convenience for 25% of the contract value less what has been paid inception to date. If the Company were to cancel the services, it would owe $13.5 million to the provider.
The Company has commitments for various services to assist in payload and launch analyses for the Starlab program and throughout the business units for various contracts, as well as to assist in space exploration technologies. As of September 30, 2026, for these service related contracts the Company has commitments through 2028, totaling $11.2 million.
Litigation
The Company is involved in various legal actions arising in the normal course of business. Based upon the Company’s and its legal counsel’s evaluations of any claims or assessments, management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or cash flows.
18. RELATED PARTIES
The Company had no accounts receivable and accounts payable balances outstanding from transactions with related parties as of September 30, 2026.
The Company had no net sales balance and had an immaterial amount of expenses with related parties, which are included in the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2026 and 2025.

Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands of dollars, unless otherwise noted)
19. SUPPLEMENTAL CASH FLOW
Selected cash payments and non-cash activities are as follows:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Supplemental cash flow information:
Cash paid for interest	$2,152	$2,905
Cash paid for income taxes	$1,473	$820
Supplemental non-cash investing and financing activities:
Warrants issued for common stock	$—	$3,807
Operating lease liabilities arising in exchange for obtaining right-of-use assets	$23,863	$2,075
Non-cash services and prepaid expenses contracted in exchange for common stock	$2,000	$3,000
Non-cash services and prepaid expenses contracted in exchange for Starlab equity	$—	$18,384
Issuance of common stock in consideration for business acquisition	$94,370	$6,709
Issuance of common stock for purchase of noncontrolling interest	$—	$4,787
Conversion of debt to common stock upon initial public offering	$—	$25,336
Conversion of 2024 Convertible Notes to common stock	$—	$8,002
Non-cash additions of property and equipment	$1,742	$5,206
CIP grants earned, but not received as of quarter end offsetting capital expenditures	$8,705	$—
20. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through November 3, 2026, the date the condensed consolidated financial statements were issued. There were no material subsequent events which required recognition or additional disclosure.
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
Overview
We are a purpose-built, innovation-driven defense technology and space solutions company delivering mission-critical solutions across national security, space exploration and infrastructure, and commercial space markets. Our company was built to take on some of the most complex and consequential challenges in defense and space, where technological leadership, operational execution and long-term resilience decide outcomes. Our work strengthens national security, protects critical assets and enables sustained human and economic activity in space.
Since our founding in 2019, we have deployed first-of-its-kind missile defense maneuvering capabilities, developed groundbreaking space technology, and been selected by NASA to develop a commercial replacement for the ISS. In 2026, we implemented a strategic lunar initiative to build the foundational infrastructure for sustained human and robotic operations on the lunar surface: power distribution, automated logistics, communications and compute, and human support systems. We believe Voyager has the most integrated lunar platform in the industry, including a partnership to advance expandable habitat infrastructure and the acquisition of Astrobotic, which brings an end-to-end lunar lander and infrastructure business.
We have grown both organically and through acquisitions, including Nanoracks, Valley Tech Systems, Space Micro, Zin Technologies, ExoTerra, Estes and Astrobotic. We serve as both a “prime” contractor and a “subcontractor” to government and private enterprise customers across our defense, national security, and space product offerings. Since 2019, we have executed and integrated thirteen acquisitions, with net sales of $88.7 million and $176.7 million for the three and nine months ended September 30, 2026, respectively.
In addition, we received cash proceeds from NASA grants of $1.5 million and $29.3 million during the three and nine months ended September 30, 2026, respectively, and $212.5 million as of September 30, 2026. We had $5.0 million of eligible proceeds remaining as of September 30, 2026, from our $217.5 million development grant with NASA to design Starlab, our commercial space station. Starlab is designed to support continuity of low Earth orbit operations as the ISS approaches its planned retirement in 2030, and NASA's approach to that transition is still evolving. We intend to operate Starlab through the Starlab JV, a Voyager-led and majority-owned global joint venture with international equity partners that include Airbus, Mitsubishi, Palantir, MDA Space, and Space Applications Services. Our growth and increased scale come from investing in our key technology offerings and from our ability to attract, cultivate and integrate accretive acquisitions.
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
Backlog in our segments include both single and multi-year awards. Fluctuations in backlog are driven primarily by the timing of large program wins. Total backlog as of September 30, 2026 was $742.1 million, of which $390.3 million was funded. We expect to convert 15.4% of the total $608.0 million of funded backlog as of September 30, 2026 into revenue in the remaining 2026 period.

In addition, our backlog is subject to meaningful customer concentration risk. As of September 30, 2026, 92.2% of the total dollar value of our funded backlog was related to our top customer, the U.S. government. For purposes of evaluating our backlog, we consider all U.S. government entities to be one customer. Additionally, backlog that is originally funded through U.S. government efforts is considered to be U.S. government backlog even if the program is directly contracted through an intermediary.
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
We generate net sales in our Defense and Space Technologies segment by delivering mission-critical systems that protect the nation, strengthen the industrial base and extend humanity's presence from low-Earth orbit to the Moon and beyond. Our portfolio offering includes advanced electronics, lunar infrastructure, space technologies, propulsion, energetics, critical resources, AI-enabled electronic warfare solutions, science and space exploration and mission management as a service.
The following table sets forth our net sales by contract type for the periods indicated:

(dollars in thousands)	Three Months Ended		Nine Months Ended
Net sales by contract type	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cost-plus fee and time and materials	$18,343	$21,496	$56,759	$69,641
Firm fixed price	70,372	18,091	119,948	50,127
Total net sales	$88,715	$39,587	$176,707	$119,768
The following table sets forth our net sales by customer for the periods indicated:

(dollars in thousands)	Three Months Ended		Nine Months Ended
Net sales by customer	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
U.S. Government	$78,583	$36,024	$155,423	$106,979
Commercial and international	10,132	3,563	21,284	12,789
Total net sales	$88,715	$39,587	$176,707	$119,768
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

Research and Development Costs
Research and development costs are expensed as incurred. Research and development costs include employee compensation, contractor fees, materials and supplies, software and facility costs. For the three and nine months ended September 30, 2026, gross research and development costs were $14.6 million and $38.4 million, respectively. For the three and nine months ended September 30, 2025, gross research and development costs were $3.5 million and $12.3 million, respectively.
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
On December 1, 2021, Nanoracks LLC, a subsidiary of Voyager, entered into an agreement under the SAA with NASA (the “Nanoracks Agreement”), pertaining to the LEO Development program, to design, build and maintain a commercial space station, known as “Starlab”. The Nanoracks Agreement and its subsequent amendments signed through 2023 provides $217.5 million in funding for the design and manufacture of Starlab, which is earned upon completion of defined milestones. As of September 30, 2026, we have cumulatively earned $212.5 million.
In addition to the SAA program, we are under contract for other governmental grant assistance programs associated with funding critical government initiatives for operations and infrastructure development within our company.
When the government grant assistance is related to an asset, the assistance will be deducted from the carrying value of the asset. When the government grant assistance is related to costs incurred, the assistance is deducted from the related expense. The following table sets forth the government grant assistance offset against research and development and construction in progress for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Government grant assistance offset against research and development	$(1,716)	$428	$7,179	$4,678
Government grant assistance offset against construction in progress	$10,140	$3,600	$37,596	$41,850
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
Income Tax Benefit
Income tax benefit includes the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. For further information, see Part II, Item 8, “Notes to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies–Income Taxes” in our Form 10-K.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$88,715	$39,587	$49,128	124.1%
Cost of sales	78,484	33,497	44,987	134.3%
Gross profit	10,231	6,090	4,141	68.0%
Operating expenses:
Selling, general, and administrative	47,846	25,106	22,740	90.6%
Research and development	16,347	3,038	13,309	*
Amortization of acquired intangibles	7,941	1,989	5,952	*
Loss from operations	$(61,903)	$(24,043)	$(37,860)	157.5%
Other income (expense):
Finance and interest expense, net	(2,695)	(200)	(2,495)	*
Other income, net	2,495	4,145	(1,650)	(39.8)%
Loss before income taxes	(62,103)	(20,098)	(42,005)	*
Income tax benefit	(3,730)	(1,762)	(1,968)	111.7%
Net loss	(58,373)	(18,336)	(40,037)	*
Net loss attributable to noncontrolling interests	(2,693)	(2,063)	(630)	30.5%
Net loss attributable to Voyager Technologies, Inc.	$(55,680)	$(16,273)	$(39,407)	*
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$176,707	$119,768	$56,939	47.5%
Cost of sales	163,565	99,883	63,682	63.8%
Gross profit	13,142	19,885	(6,743)	(33.9)%
Operating expenses:
Selling, general, and administrative	122,875	81,633	41,242	50.5%
Research and development	31,194	7,580	23,614	*
Amortization of acquired intangibles	17,031	5,141	11,890	*
Loss from operations	$(157,958)	$(74,469)	$(83,489)	112.1%
Other income (expense):
Loss on debt extinguishment	—	(7,804)	7,804	*
Finance and interest expense, net	(6,714)	(5,452)	(1,262)	23.1%
Other income, net	8,910	6,762	2,148	31.8%
Loss before income taxes	(155,762)	(80,963)	(74,799)	92.4%
Income tax benefit	(2,699)	(1,633)	(1,066)	65.3%
Net loss	(153,063)	(79,330)	(73,733)	92.9%
Net loss attributable to noncontrolling interests	(6,910)	(4,737)	(2,173)	45.9%
Net loss attributable to Voyager Technologies, Inc.	$(146,153)	$(74,593)	$(71,560)	95.9%
__________________
*% Change not meaningful; non-meaningful changes are defined as greater than absolute value of 200% change or a change from 0%
Net sales

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$88,715	$39,587	$49,128	124.1%
The increase in net sales for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 was primarily related to the increase in U.S. domestic sales of $48.7 million. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$176,707	$119,768	$56,939	47.5%
The increase in net sales for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily related to the increase in U.S. domestic sales of $59.1 million, partially offset by the decrease in sales in the international market. For a further discussion of the drivers behind the change in revenues, see “—Results by Segment.”

Cost of sales

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Cost of sales	$78,484	$33,497	$44,987	134.3%
The increase in costs of sales was primarily due to the increase in total net sales volumes, primarily driven by the increase in program volume due to new acquisitions from 2025 and 2026 of $45.9 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Cost of sales	$163,565	$99,883	$63,682	63.8%
The increase in costs of sales was primarily due to the increase in total net sales volumes, primarily related to the increase in U.S. sales of $59.1 million and program input costs associated with firm fixed price programs, which experienced an increase in aggregate of $5.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Selling, general, and administrative

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Selling, general, and administrative	$47,846	$25,106	$22,740	90.6%
The increase in selling, general, and administrative costs was primarily due to the increase in corporate expenses related to headcount growth, oversight functions and acquisitions of $21.5 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Selling, general, and administrative	$122,875	$81,633	$41,242	50.5%
The increase in selling, general, and administrative costs was primarily due to the increase in corporate expenses related to headcount growth, oversight functions and acquisitions of $38.7 million for nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Research and development

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Research and development	$16,347	$3,038	$13,309	*
The increase in research and development was primarily due to our internal investment in further product offerings and capabilities within the business with $4.4 million invested in corporate research and development and $9.9 million invested within the business on further product developments during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Research and development	$31,194	$7,580	$23,614	*
The increase in research and development was primarily due to our internal investment in further product offerings and capabilities within the business with $5.4 million invested in corporate research and development and $18.2 million invested within the business on further product developments during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Amortization of acquired intangibles

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Amortization of acquired intangibles	$7,941	$1,989	$5,952	*
The increase in amortization of acquired intangibles during the three months ended September 30, 2026 was driven by additional acquired intangibles related to business acquisitions in 2025 incurring a full amortization period for the three months ended September 30, 2026, along with the increase of $3.1 million in amortization related to amortization of acquired intangibles from the Astrobotic acquisition, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Amortization of acquired intangibles	$17,031	$5,141	$11,890	*
The increase in amortization of acquired intangibles during the nine months ended September 30, 2026 was primarily driven by additional acquired intangibles related to business acquisitions in 2025 incurring a full amortization period for the nine months ended September 30, 2026, along with the increase of $3.1 million in amortization related to amortization of acquired intangibles from the Astrobotic acquisition, as compared to the nine months ended September 30, 2025.
Loss on debt extinguishment

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Loss on debt extinguishment	$—	$(7,804)	$7,804	*
The $7.8 million loss on debt extinguishment during the nine months ended September 30, 2025 was driven by the extinguishment of our Term Loan and Convertible Debt, as compared to no activity during the nine months ended September 30, 2026.

Finance and interest expense, net

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Finance and interest expense, net	$(2,695)	$(200)	$(2,495)	*
The increase in finance and interest expense, net was driven primarily by interest expense on the convertible notes held during three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Finance and interest expense, net	$(6,714)	$(5,452)	$(1,262)	23.1%
The increase in finance and interest expense, net was driven primarily by increased debt holdings during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Other income, net

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Other income, net	$2,495	$4,145	$(1,650)	(39.8)%
The decrease in other income, net was driven primarily by the decrease in interest income during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Other income, net	$8,910	$6,762	$2,148	31.8%
The increase in other income, net was related primarily to the increased interest income of $1.5 million associated with increased cash holdings during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Income tax benefit

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Income tax benefit	$(3,730)	$(1,762)	$(1,968)	111.7%
The increase in income tax benefit during the three months ended September 30, 2026 was due to an increase in deferred tax liability benefits associated with the acquisition of Astrobotic, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Income tax benefit	$(2,699)	$(1,633)	$(1,066)	65.3%
The increase in income tax benefit during the nine months ended September 30, 2026 was due to an increase in deferred tax liability benefit associated with the acquisition of Astrobotic, as compared to the nine months ended September 30, 2025.

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

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales:
Defense and Space Technologies	$88,790	$40,085	$178,126	$121,621
Starlab Space Stations	—	—	—	—
Total net sales, reportable segments	88,790	40,085	178,126	121,621
Intersegment eliminations	(75)	(498)	(1,419)	(1,853)
Total net sales	$88,715	$39,587	$176,707	$119,768

Adjusted EBITDA:
Defense and Space Technologies	$(9,820)	$(2,582)	$(30,663)	$(3,153)
Starlab Space Stations	(7,468)	(6,150)	(19,512)	(10,932)
Total Adjusted EBITDA, reportable segments	$(17,288)	$(8,732)	$(50,175)	$(14,085)
Intersegment eliminations	$—	$—	$—	$—
Corporate and other expenses	$(27,611)	$(8,961)	$(65,555)	$(34,030)
Defense and Space Technologies
The following tables provide selected financial information for the Defense and Space Technologies segment.

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$88,790	$40,085	$48,705	121.5%

Adjusted EBITDA	$(9,820)	$(2,582)	$(7,238)	*
Adjusted EBITDA margin percentage	(11.1)%	(6.4)%
The increase in net sales during the three months ended September 30, 2026 was driven primarily by the increase of $42.6 million in U.S. government net sales and an increase of $6.2 million in commercial net sales, as compared to the three months ended September 30, 2025.
The decrease in Adjusted EBITDA during the three months ended September 30, 2026 was driven by increases in segment research and development expenses related to increased investment in product development, selling expenses, and program cost growth of $56.6 million, as compared to the three months ended September 30, 2025, offset partially by the increase in net sales of $48.7 million.

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$178,126	$121,621	$56,505	46.5%

Adjusted EBITDA	$(30,663)	$(3,153)	$(27,510)	*
Adjusted EBITDA margin percentage	(17.2)%	(2.6)%
The increase in net sales during the nine months ended September 30, 2026 was driven primarily by a $48.4 million increase in U.S. government net sales and an increase of $8.2 million in commercial net sales, as compared to the nine months ended September 30, 2025.
The decrease in Adjusted EBITDA during the nine months ended September 30, 2026 was driven by increases in segment research and development expenses related to increased investment in product development, selling expenses, and program cost growth of $86.3 million, as compared to the nine months ended September 30, 2025, offset partially by the increase in net sales of $56.5 million.
Starlab Space Stations
The following table provides selected financial information for the Starlab Space Stations segment:

	Three Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$—	$—	$—	*

Adjusted EBITDA	$(7,468)	$(6,150)	$(1,318)	*
Adjusted EBITDA margin percentage	*	*
The decrease in Adjusted EBITDA during the three months ended September 30, 2026 was driven primarily by the $2.6 million increase in Starlab's research and development expenses due primarily to an increase in non-cash related research and development efforts of $1.8 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year	%
Net sales	$—	$—	$—	*

Adjusted EBITDA	$(19,512)	$(10,932)	$(8,580)	78.5%
Adjusted EBITDA margin percentage	*	*
The decrease in Adjusted EBITDA during the nine months ended September 30, 2026 was driven primarily by the $8.5 million increase in Starlab's research and development expenses due primarily to an increase in non-cash related research and development efforts of $4.4 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.
Intersegment Eliminations
As a result of the segment change effective for the first quarter of fiscal 2026, intersegment eliminations for comparative periods have been recast.

Intersegment eliminations are related to projects between our segments, including the construction of our Starlab program. Intersegment eliminations decreased to $0.1 million for the three months ended September 30, 2026, as compared to $0.5 million for the three months ended September 30, 2025. This change in intersegment eliminations was primarily related to a decrease in Starlab driven programs.
Intersegment eliminations decreased to $1.4 million for the nine months ended September 30, 2026, as compared to $1.9 million for the nine months ended September 30, 2025. This change in intersegment eliminations was primarily related to a decrease in Starlab driven programs.
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
The following tables set forth our key performance metrics, which are further discussed below:

(dollars in thousands)	September 30, 2026	December 31, 2025
Funded backlog(1)
Defense and Space Technologies	$384,310	$140,102
Starlab Space Stations	6,018	6,003
Total funded backlog	390,328	146,105
Unfunded backlog(2)	351,747	119,485
Total backlog	$742,075	$265,590
__________________
(1)Funded backlog is comprised of projects for which we have received a written contract or purchase order, either executed or awaiting execution, excluding any unfunded contract options. Our backlog may also include, as of any date of estimation, change orders for any projects that have been confirmed, either in writing or verbally, or formally contracted.
(2)Unfunded backlog represents unfunded contract value remaining on contracts, customer options for future products or services that have not yet been exercised and potential bookings under IDIQ contracts. As of September 30, 2026, unfunded backlog was primarily comprised of customer options for future products or services that have not yet been exercised in the Defense and Space Technologies segment.

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$88,715	$39,587	$176,707	$119,768
Gross profit	$10,231	$6,090	$13,142	$19,885
Net loss attributable to Voyager Technologies, Inc.	$(55,680)	$(16,273)	$(146,153)	$(74,593)
Adjusted EBITDA(1)	$(44,899)	$(17,693)	$(115,730)	$(48,115)
Adjusted net loss per share(2)	$(0.87)	$(0.25)	$(2.19)	$(1.78)
Net cash used in operating activities	$(29,704)	$(15,061)	$(113,731)	$(45,964)
Free cash flow(3)	$(47,751)	$(49,896)	$(187,374)	$(100,676)
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

(3)See “Non-GAAP Financial Measures” below for a discussion of free cash flow and a reconciliation of free cash flow to net cash used in operating activities, the most directly comparable GAAP measure to free cash flow.
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
We define EBITDA as net loss attributable to Voyager Technologies, Inc. plus (less) finance and interest expense, provision for income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation, business acquisition costs, restructuring charges, net loss attributable to noncontrolling interests, interest income, and other items we do not believe are indicative of our core operating performance, including incremental organizational costs attributable to our initial public offering, changes in the fair value of earnout liabilities, and foreign exchange gain/loss. The reconciliation between EBITDA, Adjusted EBITDA, and net loss attributable to Voyager Technologies, Inc. (the most comparable GAAP measure) is shown below:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss attributable to Voyager Technologies, Inc.	$(55,680)	$(16,273)	$(146,153)	$(74,593)
Finance and interest expense, net	2,695	200	6,714	5,452
Depreciation and amortization	10,045	3,130	23,248	8,440
Income tax benefit	(3,730)	(1,762)	(2,699)	(1,633)
EBITDA	(46,670)	(14,705)	(118,890)	(62,334)
Stock-based compensation	5,002	2,120	12,893	15,390
Business acquisition costs(1)	1,487	482	3,906	922
Restructuring(2)	471	613	2,181	1,560
Net loss attributable to noncontrolling interests	(2,693)	(2,063)	(6,910)	(4,737)
Interest income	(2,264)	(4,313)	(9,362)	(7,826)
Other(3)	(232)	173	452	8,910
Adjusted EBITDA	$(44,899)	$(17,693)	$(115,730)	$(48,115)
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
Adjusted net loss attributable to common shareholders and Adjusted net loss per common share
We consider adjusted net loss attributable to common shareholders and adjusted net loss per common share to be useful, supplemental measures of our operations on a consolidated basis and on a per share basis adjusting for items that are considered either non-operational, significant infrequent expenses, or sources of income that are not recurring to the business on a frequent basis. We define adjusted net loss attributable to common shareholders as the net income or loss attributable to common shareholders adjusted for stock-based compensation, business acquisition costs, restructuring, deferred income tax benefit and other items mainly related to financing expenses and other individually immaterial items. We define adjusted net loss per common share as adjusted net loss attributable to common shareholders divided by our diluted basis number of weighted-average shares outstanding during the period. Since the adjustments made for presentational purposes do not impact the tax basis, the adjustments have been presented on a tax free basis.

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss attributed to common shareholders	$(55,680)	$(16,273)	$(146,153)	$(85,852)
Stock-based compensation	5,002	2,120	12,893	15,390
Business acquisition costs(1)	1,487	482	3,906	922
Restructuring(2)	471	613	2,181	1,560
Deferred income tax benefit	(3,879)	(1,641)	(2,894)	(1,613)
Other(3)	(232)	173	452	8,910
Adjusted net loss attributable to common shareholders	$(52,831)	$(14,526)	$(129,615)	$(60,683)
Adjusted net loss per common share	$(0.87)	$(0.25)	$(2.19)	$(1.78)
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

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(29,704)	$(15,061)	$(113,731)	$(45,964)
Purchases of property and equipment	(28,187)	(38,435)	(114,839)	(96,562)
Grant funding for property and equipment	10,140	3,600	41,196	41,850
Free cash flow	$(47,751)	$(49,896)	$(187,374)	$(100,676)
The reconciliation between total Voyager capital expenditures, Starlab Space Stations capital expenditures and capital expenditures excluding Starlab for the periods presented is shown below:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total Voyager capital expenditures	$28,187	$39,035	$114,839	$96,300
Less: Starlab Space Stations capital expenditures	5,552	37,184	62,140	92,434
Capital expenditures excluding Starlab Space Stations	$22,635	$1,851	$52,699	$3,866
Innovation Spend
We are focused on delivering innovative solutions to the defense, national security, and space end markets, and research and development is at the core of our business. We believe innovation spend and innovation spend excluding Starlab provide our management and investors useful measures of our aggregate spend on research and development type activities in support of our customers’ needs and our future growth. However, innovation spend is an operating metric, not a financial measure calculated or presented in accordance with GAAP, and companies in our industry may calculate innovation spend or similar operating metrics differently than we do. We define innovation spend as qualified research and development costs associated with the Internal Revenue Service (“IRS”) Section 174 categorization, as well as spend on designated development programs. Development programs are defined as initiatives that, when developed, will expand our product offerings under a customer funded arrangement. Innovation spend is comprised of various costs recognized in cost of sales and research and development costs within our consolidated statements of operations, as well as certain costs capitalized within property and equipment, net on our consolidated balance sheets. We define innovation spend excluding Starlab as innovation spend, minus the portion of innovation spend attributable to Starlab Space Stations. The table below sets forth the components of our innovation spend and innovation spend excluding Starlab for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Qualified research and development under section 174	$22,382	$44,080	$100,361	$110,337
Development program innovation spend(1)	21,394	5,277	50,578	16,779
Innovation spend	43,776	49,357	150,939	127,116
Less: Starlab Space Stations innovation spend	11,043	41,865	72,380	101,781
Innovation spend excluding Starlab Space Stations	$32,733	$7,492	$78,559	$25,335
Innovation spend as a percentage of net sales	49.3%	124.7%	85.4%	106.1%
Innovation spend excluding Starlab Space Stations as a percentage of net sales	36.9%	18.9%	44.5%	21.2%

___________________
(1)Development program innovation spend represents program spend on designated innovation programs within the business that is necessary for fulfillment of performance obligations on revenue generating programs.

Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of approximately $553.6 million, which primarily consisted of proceeds from our 2032 Convertible Notes, 2030 Convertible Notes, demand deposits, and money market mutual funds substantially all held within U.S. bank accounts. As of September 30, 2026, we also had $262.1 million in available revolver capacity, which brings our available liquidity to approximately $815.7 million as of September 30, 2026.
We currently expect that our principal sources of funding will include our cash from operations, current cash balances and funds available under our Credit Facility. We are focused on maintaining flexibility in the future evolution of our capital structure and seeking to access the lowest cost of capital while also remaining opportunistic as organic and external opportunities arise. Targeted external growth opportunities would be funded primarily with a mix of equity, cash, and debt. In addition to NASA funding, we expect to consider all financing options for Starlab, including funding through a combination of customer prebuys, the largest examples being other international space agencies, where prospective customers pay us in advance for usage of Starlab, as well as capital markets financing, including equity and project-based financing.
Since inception, we have incurred cumulative losses from operations and had an accumulated deficit of $532.1 million as of September 30, 2026. We will need to raise additional funds to meet our long-term strategic plans, and management believes it will be able to obtain additional financing to fund its operations. However, there can be no assurance that we will be successful in achieving our strategic plans, that our cash balance and future capital raises will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. Management’s plans include, but are not limited to, generating revenue from engineering services and product sales to customers and seeking external sources of liquidity via a mix of equity and debt.
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
On September 28, 2026, we issued $402.5 million in aggregate principal amount of 0.0% Convertible Senior Notes due 2032 (the "2032 Convertible Notes") in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the offering, after deducting debt issuance costs, was $391.5 million.
On November 12, 2025 and November 24, 2025, we issued $435.0 million and $25.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The total net proceeds from the offering, after deducting debt issuance costs, was $447.3 million without taking into account the Capped Call Transactions and Prepaid Forward Transaction.
Our primary operating cash requirements include the payment of compensation and related costs, financing acquisitions, ongoing investment in Starlab and costs for our facilities and information technology infrastructure. As of September 30, 2026, we believe our existing cash and cash equivalents and cash from operations will be sufficient to meet our working capital and capital expenditure needs over the next twelve months.
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
Summary of Cash Flows
The following table presents the major components of our cash used in operating activities, cash used in investing activities and cash provided by financing activities for the periods presented:

	Nine Months Ended		Change
(dollars in thousands)	September 30, 2026	September 30, 2025	Year over Year
Net cash used in operating activities	$(113,731)	$(45,964)	$(67,767)
Net cash used in investing activities	(195,239)	(89,809)	(105,430)
Net cash provided by financing activities	371,289	493,038	(121,749)
Effect of foreign exchange on cash and cash equivalents	(35)	125	(160)
Net increase in cash and cash equivalents	$62,284	$357,390	$(295,106)
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
The increase in cash used in operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by the increase in net loss year over year of $73.7 million, due to more work performed on programs, along with increased business spend related to growth from the acquisition of Astrobotic in July 2026.
Investing Activities
The primary driver for the increase in cash used in investing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was the $89.0 million increase in cash used for acquisitions, along with the increase in cash used to purchase property and equipment of $18.3 million and the reduction of grants which offsets purchases of $0.7 million.
Financing Activities
The decrease of cash generated in financing activities was driven by proceeds from our cash raised during the nine months ended September 30, 2025 of $409.4 million from our IPO proceeds along with $161.9 million raised in our issuance of common stock and preferred stock prior to IPO, compared to only $402.5 million received from our convertible note during the nine months ended September 30, 2026, along with the $52.5 million in purchase of capped call options.

Outstanding Indebtedness
The following table summarizes our long-term debt:

(dollars in thousands)	September 30, 2026	December 31, 2025
2030 Convertible Notes	$460,000	$460,000
2032 Convertible Notes	402,500	—
Less: debt issuance costs	(21,430)	(12,366)
Total long-term debt, net	$841,070	$447,634
2032 Convertible Notes
On September 28, 2026, we issued $402.5 million in aggregate principal amount of 0.0% Convertible Senior Notes due 2032 (the “2032 Convertible Notes”), which will mature on October 15, 2032, unless earlier repurchased, redeemed or converted. The initial conversion rate is 24.4978 shares of Class A common stock per $1,000 principal amount of 2032 Convertible Notes, which represents an initial conversion price of approximately $40.82 per share of Class A common stock.
As of September 30, 2026, the principal outstanding is $402.5 million. Unamortized debt discount and issuance costs related to the 2032 Convertible Notes totaled $11.0 million as of September 30, 2026 and are amortized to finance and interest expense, net, included within other income (expense), net on our condensed consolidated statements of operations over the contractual term of the notes.
Capped Call Transactions - 2032 Convertible Notes
In connection with the pricing of the 2032 Convertible Notes, we entered into privately negotiated capped call transactions (the “2026 Capped Call Transactions”) with certain of the initial purchasers in the offering of the 2032 Convertible Notes or their affiliates and certain other financial institutions. Pursuant to the 2026 Capped Call Transactions, we used approximately $52.5 million of the net proceeds from the offering of the 2032 Convertible Notes to fund the 2026 Capped Call Transactions. The 2026 Capped Call Transactions cover, subject to customary adjustments, the number of shares of Class A common stock initially underlying the 2032 Convertible Notes.
The 2026 Capped Call Transactions are expected generally to reduce the potential dilution to holders of our Class A common stock upon any conversion of the 2032 Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of 2032 Convertible Notes upon conversion of the 2032 Convertible Notes in the event that the market price per share of the Class A common stock is greater than the strike price of the 2026 Capped Call Transactions with such reduction and/or offset subject to a cap. The cap price of the 2026 Capped Call Transactions was $78.50 per share, which represented a premium of approximately 150.0% over the last reported sale price of the Class A common stock on September 23, 2026, and is subject to certain adjustments under the terms of the 2026 Capped Call Transactions.
The 2026 Capped Call Transactions are separate transactions we have entered into and are not part of the terms of the 2032 Convertible Notes and will not change any noteholders’ rights under the 2032 Convertible Notes.
The 2026 Capped Call Transactions meet the criteria for classification in equity, are not remeasured each reporting period, and are included as a reduction to additional paid-in capital within stockholders’ equity.
2030 Convertible Notes
On November 12, 2025 and November 24, 2025, we issued $435.0 million and $25.0 million, respectively, in aggregate principal amount of 0.75% Convertible Senior Notes due 2030 (the “2030 Convertible Notes”), which will mature on November 15, 2030, unless earlier repurchased, redeemed or converted. The initial conversion rate is 32.2799 shares of Class A common stock per $1,000 principal amount of 2030 Convertible Notes, which represents an initial conversion price of approximately $30.98 per share of Class A common stock.

As of September 30, 2026, the principal outstanding is $460.0 million. Unamortized debt discount and issuance costs related to the 2030 Convertible Notes totaled $10.5 million as of September 30, 2026 and are amortized to interest expense, included within other income (expense), net on our condensed consolidated statements of operations over the contractual term of the notes. For the nine months ended September 30, 2026, there was $1.9 million in amortization of debt discount and issuance costs. The 2030 Convertible Notes accrue interest at a rate of 0.75% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2026. Interest expense associated with the 2030 Convertible Notes was $2.6 million for the nine months ended September 30, 2026.
Capped Call Transactions - 2030 Convertible Notes
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
Prepaid Forward Transaction - 2030 Convertible Notes
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
During the three months ended September 30, 2026, 390,400 shares were physically delivered to us, and are considered treasury stock. These shares are not included in the weighted-average shares outstanding calculation because they are considered shares issued but not outstanding. As of September 30, 2026, 845,100 shares have been physically delivered to us in connection with the Prepaid Forward.
Treasury Stock Repurchase - 2030 Convertible Notes
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
Starlab Credit Facility
On December 18, 2025, our Joint Venture, Starlab Space LLC, entered into a credit agreement in the form of a revolving credit facility (the “Starlab Credit Facility”) with a syndicate of lenders, led by Texas Capital Bank (“TCB”), providing for aggregate commitments of up to $20.0 million. The percentage of the credit facility will be based on the amount of preferred equity raised. The Starlab Credit Facility has an initial maturity of three years from the closing date or upon denial of a NASA contract. Borrowings under the Starlab Credit Facility bear interest based on the Secured Overnight Financing Rate (“SOFR”) rate plus basis points ranging depending on total liquidity. In addition, we are required to pay an undrawn commitment fee ranging from 0.25% to 0.50% on the unused portion of the Starlab Credit Facility, also based on liquidity levels. As of September 30, 2026, we had no drawn amounts on the Starlab Credit Facility. See Part I, Item 1, “Notes to Condensed Consolidated Financial Statements— Note 9. Debt”, for additional information.
Credit Facility
On May 30, 2025, we entered into a new senior secured revolving credit facility with a syndicate of lenders, led by JP Morgan Chase Bank, N.A., providing for aggregate commitments of $200.0 million. On July 6, 2026, we entered into a Fourth Amendment to the Credit Agreement related to our Credit Facility (the "Fourth Amendment"). The Fourth Amendment amended the Credit Facility to, among other things, (i) increase the aggregate amount of the commitments by $50.0 million to $250.0 million and (ii) provide for certain changes to the covenants and other provisions contained therein. The Credit Agreement, as amended by the Fourth Amendment, continues to provide us with an uncommitted accordion feature that permits us, subject to certain conditions, to request an increase in the aggregate commitments by up to an additional $150.0 million, for a total potential facility size of $400.0 million. The Fourth Amendment is not expected to have a material impact on our financial position. On September 22, 2026, we entered into a Fifth Amendment to our Credit Agreement to increase the amount of convertible debt permitted to incur under the facility.
The Credit Facility contains customary covenants, representations and warranties, and events of default, including, among others, restrictions on the incurrence of additional indebtedness, the creation of liens, certain fundamental changes, and certain restricted payments. Covenants include financial covenants, such as a minimum liquidity amount as of the last day of each fiscal quarter and minimum consolidated revenue amounts over a trailing four quarter period. The obligations under the Credit Facility are secured by substantially all of Voyager and our domestic subsidiaries’ assets, with the exception of Starlab, subject to certain customary exceptions. During the year ended December 31, 2025, we used the Credit Facility to draw down $64.5 million and repay our outstanding Term Loan commitment. The withdrawn funds were repaid the same day to the Credit Facility. As of September 30, 2026, the Company had no drawn amounts on the Credit Facility.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Interest Rate Risk
We had cash and cash equivalents totaling $553.6 million as of September 30, 2026. Our cash and cash equivalents are held for working capital purposes.
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
As of September 30, 2026, a hypothetical 10% relative change in interest rates would not have had a material impact on the value of our cash equivalents or investment portfolio. However, none of our outstanding indebtedness held as of September 30, 2026 was subject to variable interest rates. Fluctuations in the value of our cash equivalents and investment portfolio caused by a change in interest rates (gains or losses on the carrying value) are recorded in other comprehensive income (loss) and are realized only if we sell the underlying securities prior to maturity.
As of September 30, 2026, we are not exposed to interest rate risk on variable-rate borrowings based on the retirement of our debt commitments. As of September 30, 2026, we had no variable rate indebtedness and are therefore not subject to any hypothetical interest rate fluctuations.
We may decide in future periods to engage in hedging transactions to further mitigate the interest rate risk under our variable-rate borrowings.
Foreign Currency Risk
Although the majority of our transactions are denominated in U.S. dollars, some of our transactions are denominated in foreign currencies. Certain contractual relationships with customers and vendors mitigate risks from currency exchange rate changes that arise from normal purchasing and normal sales activities. Our revenue and purchase contracts are primarily denominated in U.S. dollars. However, fluctuations in the value of foreign currencies may make payments in U.S. dollars, as provided for under our existing contracts, more difficult for foreign customers. In addition, fluctuations in foreign currencies could introduce volatility into our condensed consolidated financial statements for contracts denominated in a foreign currency. As of September 30, 2026, a hypothetical 10% depreciation in the U.S. dollar relative to the year end foreign currencies under our contracts in place as of those dates would not have had a material impact to our net sales.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
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
ITEM 5. OTHER INFORMATION
(a)Disclosure Pursuant to Item 5.02(e) of Form 8-K
The following information is included in this Quarterly Report for the purpose of providing the disclosure required under Item 5.02(e) of Form 8-K, in lieu of filing a Current Report on Form 8-K.
Special Equity Award
On November 2, 2026, the Board of Directors (the “Board”) of the Company, upon the recommendation of the Compensation Committee of the Board (the “Committee”), approved the grant of a special, one-time equity award (the “Equity Award”) to our President and Co-Founder, Matthew Kuta (the “Executive”). Following the Board’s review and consideration of various factors, including the significant role the Executive has played in the development and expansion of the Company, the importance of securing the continued leadership of the Executive, the goal to incentivize long-term growth and shareholder value creation and the market data provided by its independent compensation consultant, the Board determined that the grant of the Equity Award to the Executive will be effective on November 9, 2026 and in the form of 1,000,000 performance-based restricted stock units (“PSUs”) and 1,500,000 non-qualified performance-based stock options (“Performance Options”) with an exercise price per share equal to the fair market value of a share of Class A common stock on the date of grant, in each case, in respect of the Company’s Class A common stock, and pursuant to the Company’s 2025 Incentive Award Plan (as may be amended from time to time, the “Plan”), as further described below.
Vesting of the Equity Award will be contingent on a combination of the achievement of rigorous Market Capitalization Milestones (as defined below) over the eight-year period following the grant date (the “Performance Period”) and the Executive satisfying certain time-based vesting conditions. The Equity Award is designed so that the Executive will realize value only if the Company achieves and sustains substantial increases in its market capitalization over an extended period, and, with respect to the Performance Options, if Company stock price appreciation occurs. The Equity Award is also intended to accelerate the ownership of Company equity by the Executive in relation to the Executive’s existing equity ownership in order to further align his interests with those of our shareholders.
Each grant of PSUs and Performance Options is divided into nine tranches. A tranche will be earned only if the Company achieves the market capitalization milestone applicable to that tranche (each, a “Market Capitalization Milestone”) during the Performance Period, as set forth in the table below. The Committee may adjust the Market

Capitalization Milestone thresholds to reflect the impact of any extraordinary transaction, event or development during the Performance Period (including, but not limited to, mergers, acquisitions, stock splits, share repurchases, recapitalizations and reorganizations).

Tranche	Market Capitalization Milestone ($ in billions)	Number of PSUs	Number of Shares Subject to the Performance Option
1	$3.0 billion	111,111	167,000
2	$4.5 billion	111,111	167,000
3	$6.0 billion	111,111	167,000
4	$7.5 billion	111,111	167,000
5	$9.0 billion	111,111	167,000
6	$10.5 billion	111,111	167,000
7	$12.0 billion	111,111	167,000
8	$13.5 billion	111,111	167,000
9	$15.0 billion	111,112	164,000
Total		1,000,000	1,500,000
For purposes of the Equity Award, “market capitalization” on any trading day is defined as the product of (i) the total number of the Company’s shares of Class A common stock and Class B common stock outstanding (on an as-converted basis), as of the close of such trading day, and (ii) the volume-weighted average price per share of the Company’s Class A common stock over 90 consecutive trading days ending on and including such date. In designing the Equity Award, the Board determined that market capitalization was a meaningful and objective performance metric that would measure overall growth and incentivize long-term value creation for the Company and its shareholders.
A tranche will not be earned unless and until the Committee certifies that the applicable Market Capitalization Milestone has been achieved, which certification is required to occur as soon as practicable following the achievement of the applicable Market Capitalization Milestone, but no later than 60 days following achievement. More than one tranche may be earned on the same date, and no portion of a tranche will be earned for market capitalization achieved between Market Capitalization Milestones. Any tranche that has not been earned by the end of the Performance Period will be forfeited for no consideration.
In addition to the Market Capitalization Milestones described above, the Equity Award is subject to a three-year service-based cliff vesting requirement (the “Cliff Vest Condition”). Any tranche earned before the third anniversary of the grant date (such three-year period, the “Cliff Vest Period”) will vest immediately following the expiration of the Cliff Vest Period, subject to the Executive’s continued service through such date. Any tranche earned after satisfaction of the Cliff Vest Condition will immediately vest and/or become exercisable, as applicable, on the date the applicable Market Capitalization Milestone is certified by the Committee as being achieved, subject to the Executive’s continued service through such date. As such, other than as described below, no portion of the Equity Award may vest and/or become exercisable, as applicable, prior to satisfaction of the Cliff Vest Condition.
In the event of the Executive’s termination of service by the Company without “Cause” or by the Executive for “Good Reason” (each as defined in the Executive’s employment agreement) prior to satisfaction of the Cliff Vest Condition, and subject to the Executive’s execution and non-revocation of a general release of claims in favor of the Company (a “Release”), any PSUs and Performance Options not yet earned will remain outstanding and eligible to be earned, in each case, based upon achievement of the applicable Market Capitalization Milestones through the later of the expiration of the Cliff Vest Period and the first anniversary of the termination date, without regard to continued service. Notwithstanding the foregoing, in the event of such termination, no portion of the PSUs or Performance Options (including any portion earned during the Cliff Vest Period prior to such termination) will become vested and/or exercisable, as applicable, until the expiration of the Cliff Vest Period.
In the event of the Executive’s termination of service due to the Executive’s death or “Disability” (as defined in the Executive’s employment agreement), and subject to the Executive’s (or the Executive’s estate’s) execution and non-revocation of a Release, (i) any tranche that has been earned prior to such termination but which remains subject to the Cliff Vest Condition will vest in full and become exercisable, as applicable, as of such termination date and (ii) any tranche not yet earned will remain outstanding through the first anniversary of such termination date and will be eligible to be earned, vested and/or become exercisable, as applicable, upon achievement of the applicable Market Capitalization Milestone, without regard to continued service.
If a “Change in Control” (as defined in the Plan) of the Company occurs during the Performance Period, achievement of the Market Capitalization Milestones will be measured using the per share price paid to the Company’s shareholders in the Change in Control. Each tranche for which the applicable Market Capitalization Milestone is achieved will vest in full upon the Change in Control, without regard to the Cliff Vest Condition, and each tranche for which the applicable Market Capitalization Milestone is not achieved will be forfeited for no consideration.
The foregoing description of the Equity Award is qualified in its entirety by reference to the full text of the applicable award agreements, the forms of which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report and incorporated by reference herein.
(b)Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c)Insider trading arrangements and policies.
During the quarter ended September 30, 2026, none of our directors or “officers” (as defined in 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each such terms are defined under Rule 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
2.1	Plan of Conversion of Voyager Technologies, Inc., a Delaware Corporation, into Voyager Technologies, Inc., a Texas Corporation	8-K	001-42694	2.1	6/18/2026
3.1	Certificate of Formation of Voyager Technologies, Inc.	8-K	001-42694	3.1	6/18/2026
3.2	Bylaws of Voyager Technologies, Inc. as a Texas Corporation	8-K	001-42694	3.2	6/18/2026
4.1	Indenture, dated as of September 28, 2026, between Voyager Technologies, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42694	4.1	9/28/2026
4.2	Form of certificate representing the 0% Convertible Senior Notes due 2032 (included as Exhibit A to Exhibit 4.1).	8-K	001-42694	4.2	9/28/2026
10.1	Fourth Amendment, dated as of July 6, 2026, by and among the Company, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-42694	10.1	7/8/2026
10.2	Fifth Amendment to Credit Agreement, dated September 22, 2026, among Voyager Technologies, Inc., the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-42694	10.2	9/28/2026
10.3	Form of Confirmation for Capped Call Transaction.	8-K	001-42694	10.3	9/28/2026
10.4	Form of PSU Agreement (Kuta).					*
10.5	Form of Option Agreement (Kuta).					*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*
________________
* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOYAGER TECHNOLOGIES, INC.

Date: November 3, 2026	By: /s/ Dylan Taylor
Dylan Taylor
Chief Executive Officer and Chairman (principal executive officer)

Date: November 3, 2026	By: /s/ Filipe De Sousa
Filipe De Sousa
Chief Financial Officer (principal financial officer)

Date: November 3, 2026	By: /s/ Lance Weber
Lance Weber
Chief Accounting Officer (principal accounting officer)